Form 10-Q
period 2000-03-31
CARBON ENERGY CORP
filed 2000-05-15
CIK 1096019

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended             March 31, 2000
                              ------------------------------------

                                      Or



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from ______________ to ______________________



Commission File Number:               1-15639
                       ------------------------------------


                           CARBON ENERGY CORPORATION
  --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Colorado                                      84-1515097
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)





 1700 Broadway, Suite 1150, Denver, CO                     80290
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)



                                (303)  863-1555
     ---------------------------------------------------------------------
             (Registrant's telephone number, including area code)



                                Not Applicable
    ----------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X     No
                                                  ---       ---


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                             Outstanding at May 10, 2000
--------------------------                -------------------------------
Common stock, no par value                         6,042,826 shares

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           CARBON ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS



                                                                             March 31,                          December 31,
                                                                               2000                               1999
                                                                         --------------------               --------------------
                             ASSETS                                          (unaudited)
                             ------
Current assets:
       Cash                                                              $            297,000               $            995,000
       Current portion of employee trust                                              580,000                            881,000
       Accounts receivable, trade                                                   2,553,000                          2,286,000
       Accounts receivable, other                                                     654,000                             69,000
       Amounts due from broker                                                      2,182,000                          1,250,000
       Prepaid expenses and other                                                     341,000                            107,000
                                                                         --------------------               --------------------
                 Total current assets                                               6,607,000                          5,588,000
                                                                         --------------------               --------------------
Property and equipment, at cost:
       Oil and gas properties, using the full cost method of accounting:
            Unproved properties                                                     8,156,000                          7,879,000
            Proved properties                                                      38,764,000                         25,020,000
       Furniture and equipment                                                        297,000                            214,000
                                                                         --------------------               --------------------
                                                                                   47,217,000                         33,113,000
                                                                         --------------------               --------------------
            Less accumulated depreciation, depletion and amortization              (1,779,000)                          (627,000)
                 Property and equipment, net                                       45,438,000                         32,486,000
                                                                         --------------------               --------------------
Other assets:
       Deferred acquisition costs                                                           -                            310,000
       Deposits and other                                                             246,000                            245,000
       Employee trust                                                                 638,000                            669,000
                                                                         --------------------               --------------------
                 Total other assets                                                   884,000                          1,224,000
                                                                         --------------------               --------------------
Total assets                                                             $         52,929,000               $         39,298,000
                                                                         ====================               ====================




  The accompanying notes are an integral part of these financial statements.

                           CARBON ENERGY CORPORATION





                                                                               March 31,                December 31,
                                                                                 2000                       1999
                                                                         --------------------       --------------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY                  (unaudited)
                        ------------------------------------
Current liabilities:
       Accounts payable and accrued expenses                             $          4,321,000       $          4,391,000
       Accrued production taxes payable                                               350,000                    367,000
       Income taxes payable                                                            72,000                          -
       Undistributed revenue                                                          577,000                    598,000
                                                                         --------------------       --------------------
                 Total current liabilities                                          5,320,000                  5,356,000
                                                                         --------------------       --------------------
Long-term debt                                                                     13,258,000                  9,100,000
Other long-term liabilities                                                           450,000                    527,000
Deferred income taxes                                                               2,614,000                          -
                                                                         --------------------       --------------------
                 Total long-term liabilities                                       16,322,000                  9,627,000
                                                                         --------------------       --------------------
Commitments and contingencies (Note 5)
Minority interest                                                                     150,000                          -
Stockholders' equity:
       Preferred stock, no par value:
            10,000,000 shares authorized, none outstanding                                  -                          -
       Common stock, no par value:
            20,000,000 shares authorized, issued, and
               6,007,736 shares and 4,510,000 shares outstanding                   31,405,000                 24,806,000
               at March 31, 2000 and December 31, 1999 respectively
       Accumulated deficit                                                           (261,000)                  (491,000)
       Currency translation adjustment                                                 (7,000)                         -
                                                                         --------------------       --------------------
                 Total stockholders' equity                                        31,137,000                 24,315,000
                                                                         --------------------       --------------------
Total liabilities and stockholders' equity                               $         52,929,000       $         39,298,000
                                                                         ====================       ====================

  The accompanying notes are an integral part of these financial statements.

                           CARBON ENERGY CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS



                                                                  Three Months
                                                                     Ended
                                                                 March 31, 2000
                                                              --------------------
                                                                   (unaudited)
Revenues:
      Oil and gas sales                                       $          3,177,000
      Gas marketing and transportation                                   1,485,000
      Other                                                                 48,000
                                                              --------------------
                                                                         4,710,000
Expenses:
      Oil and gas production costs                                       1,022,000
      Gas marketing and transportation costs                             1,477,000
      Depreciation, depletion and amortization expense                   1,150,000
      General and administrative expense, net                              551,000
      Interest expense, net                                                195,000
                                                              --------------------
           Total operating expenses                                      4,395,000
      Minority interest in net income                                        3,000
                                                              --------------------
      Income before income taxes                                           312,000

      Income taxes:
           Current                                                          58,000
           Deferred                                                         24,000
                                                              --------------------
      Net income                                              $            230,000
                                                              ====================
Earnings per share:
      Basic                                                   $                .04
      Diluted                                                                  .04
Average number of common shares
   outstanding (in thousands):
      Basic                                                                  5,237
      Diluted                                                                5,274

  The accompanying notes are an integral part of these financial statements.

                           CARBON ENERGY CORPORATION

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended March 31, 2000


                                                                                                     Currency
                                                Common Stock                  Accumulated           Translation
                                     ---------------------------------
                                         Shares            Amount                Deficit            Adjustment            Total
                                     --------------   ----------------     -----------------  -------------------    --------------
Balances, December 31, 1999               4,510,000     $   24,806,000       $      (491,000)                   -    $   24,315,000

Issuance of common stock                  1,497,736          6,599,000                     -                    -         6,599,000

Currency translation adjustment                   -                  -                     -    $          (7,000)          (7,000)

Net income                                        -                  -               230,000                    -           230,000

                                     --------------   ----------------     -----------------  -------------------  ----------------
Balances, March 31, 2000                  6,007,736     $   31,405,000       $      (261,000)   $          (7,000)   $   31,137,000
                                     ==============   ================     =================  ===================  =================


The accompanying notes are an integral part of these financial statements.

                           CARBON ENERGY CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                               Three Months
                                                                                  Ended
                                                                              March 31, 2000
                                                                          --------------------
                                                                               (unaudited)
Cash flows from operating activities:
      Net income                                                          $            230,000
      Adjustments to reconcile net income to net cash
         used in operating activities:
            Depreciation, depletion and amortization expense                         1,150,000
            Currency translation adjustment                                             (7,000)
            Minority interest                                                            3,000
            Changes in operating assets and liabilities:
            Decrease (increase) in:
                 Accounts receivable                                                   456,000
                 Amounts due from broker                                              (932,000)
                 Employee trust                                                        332,000
                 Prepaid expenses and other                                           (234,000)
                 Other assets                                                           (1,000)
            Increase (decrease) in:
                 Accounts payable and accrued expenses                              (1,486,000)
                 Undistributed revenue                                                 (21,000)
                                                                          --------------------
            Net cash used in operating activities                                     (510,000)

Cash flows from investing activities:
      Capital expenditures for oil and gas properties                               (1,520,000)
      Acquisition of CEC Resources                                                    (199,000)
      Capital expenditures for support equipment                                       (83,000)
                                                                          --------------------
            Net cash used in investing activities                                   (1,802,000)

Cash flows from financing activities:
      Proceeds from note payable, net of repayments                                  2,722,000
      Principal payments on note payable                                            (1,163,000)
      Proceeds from issuance of common stock                                            55,000
                                                                          --------------------
            Net cash provided by financing activities                                1,614,000
                                                                          --------------------

Net decrease in cash                                                                  (698,000)
Cash, beginning of period                                                              995,000
                                                                          --------------------
Cash, end of period                                                       $            297,000
                                                                          ====================

Supplemental cash flow information:
      Cash paid for interest                                              $            196,000
                                                                          ====================

      The Company acquired 97.5% of the interest of CEC Resources in the period (Note 2).


  The accompanying notes are an integral part of these financial statements.

                           CARBON ENERGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  Nature of Operations and Significant Accounting Policies:

Carbon Energy Corporation (Carbon) was incorporated in September 1999 under the laws of the State of Colorado to facilitate the acquisition of Bonneville Fuels Corporation (BFC) and subsidiaries. The acquisition of BFC closed on October 29, 1999 and was accounted for as a purchase. In February 2000, Carbon completed an offer to exchange shares of Carbon for shares of CEC Resources, Ltd. (CEC), an Alberta, Canada company. Over 97% of the shareholders of CEC accepted the offer for exchange. This acquisition closed on February 17, 2000 and was also accounted for as a purchase as further described in Note 2. Collectively, Carbon, CEC, BFC and its subsidiaries are referred to as the Company. The Company's operations currently consist of the acquisition, exploration, development, and production of oil and natural gas properties located primarily in Colorado, Kansas, New Mexico, Utah, and the Canadian provinces of Alberta and Saskatchewan.

The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited but reflect all adjustments which, in the opinion of the management, are necessary to fairly present the Company's financial position at March 31, 2000 and the results of operations and cash flows for the three month period ended March 31, 2000. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

All amounts are presented in U.S. dollars unless otherwise stated.

Principles of Consolidation - The consolidated financial statements include the accounts of Carbon and its subsidiaries all of which are wholly owned, except CEC in which the Company owns approximately 97% of the equity. All significant intercompany transactions and balances are eliminated.

Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when purchased to be cash equivalents.

Amounts Due From Broker - This account generally represents net cash margin deposits held by a brokerage firm for the Company's futures accounts.

Property and Equipment - The Company follows the full cost method of accounting for its oil and gas properties, all of which are located in the continental United States and Canada. Under this method of accounting, all costs incurred in the acquisition, exploration and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and direct overhead related to exploration and development activities) are capitalized.

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

Pursuant to full cost accounting rules, capitalized costs less related accumulated depletion and deferred income taxes may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using a 10% discount factor and unescalated oil and gas prices as of the end of the period; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) related income tax effects. The costs reflected in the accompanying financial statements do not exceed this limitation.

Proceeds from disposal of interests in oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustment would significantly alter the rate of depletion.

Buildings, transportation and other equipment are depreciated on the straight-line method with lives ranging from three to seven years.

Employee Trust - The employee trust represents amounts which will be used to satisfy obligations to persons who have been, or will be, terminated as a result of the Company's acquisition of BFC (see Note 4). The current portion of the employee trust is expected to be disbursed by March 31, 2001.

Undistributed Revenue - Represents amounts due to other owners of jointly owned oil and gas properties for their share of revenue from the properties.

Revenue Recognition - The Company follows the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which the Company is entitled based on its interests in the properties, creating gas imbalances. Revenue is deferred and a liability is recorded for those properties where the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production.

The Company records sales and the related cost of sales on gas and electricity marketing transactions using the accrual method of accounting (i.e., the transaction is recorded when the commodity is purchased and/or delivered).

The Company's gas marketing contracts are generally month-to-month and provide that the Company will sell gas to end users, which is produced from the Company's properties and/or acquired from third parties.

Income Taxes - The Company accounts for income taxes under the liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Hedging Transactions - The Company periodically enters into commodity futures and option contracts, fixed price swaps and basis swaps as hedges of commodity prices associated with the production of oil and gas and with the purchase of natural gas.

Pursuant to Company guidelines, the Company is to engage in these activities only as a hedging mechanism against price volatility associated with gas or crude oil sales in order to protect realized price levels. Changes in the market value of futures, forwards, and swap contracts are not recognized until the related production occurs or until the related gas purchase takes place. Realized gains or losses from any positions which are closed early are deferred and recorded as an asset or liability in the accompanying balance sheet, until the related production, purchase or sale takes place. In the event energy financial instruments do not qualify for hedge accounting, the difference between the current market value and the original contract value would be currently recognized in the statement of operations. Gains and losses incurred on these contracts are included in oil and gas revenue or in gas marketing costs in the accompanying statement of operations.

Upon the acquisition of BFC and CEC the Company assumed open hedge contracts that when marked to market reflected an obligation of $1,733,000 and $539,000 respectively. These obligations were recorded as a liability. At March 31, 2000 these obligations were $1,231,000 and $523,000 for BFC and CEC, respectively. These liabilities will decline as the contracts expire or if the
Company exits the position.   The recorded liabilities related to hedge
positions that will mature within the next twelve months are included as current liabilities. The following tables summarize BFC's and CEC's derivative financial instrument positions on its natural gas and oil production as of March 31, 2000:



    BFC Contracts                                    CEC Contracts
                              Weighted                                       Weighted
                              Average                                         Average
                            Fixed Price                                     Fixed Price
 Year        MMBtus          per MMBtu           Year        MMBtus          per MMBtu
 ----       ---------      ------------         ------     ----------      ------------
 2000       1,842,500          $ 2.37            2000        783,000          $ 2.36
 2001       1,543,000          $ 2.36            2001       304,000          $ 2.37
            ---------                                      ----------
            3,385,500                                      1,087,000

                              Weighted                                       Weighted
                              Average                                         Average
                            Fixed Price                                     Fixed Price
 Year        Barrels          per Bbl            Year        Barrels          per Bbl
 ----       ---------      ------------         ------     ----------      ------------
 2000        36,000           $ 21.47            2000         27,000           $ 22.35




As of March 31, 2000, the Company would have been required to pay $2,462,000 and $849,000 to exit the BFC and CEC contracts, respectively.

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

Foreign Currency Translation - The functional currency of CEC, the Company's approximately 97 percent owned Canadian subsidiary, is the Canadian dollar. Assets and liabilities related to the Company's Canadian operations are generally translated at current exchange rates, and related translation adjustments are reported as a component of shareholders' equity. Income statement accounts are translated at the average rates during the period. As a result of the change in the value of the Canadian dollar relative to the US dollar, the Company reported a non cash translation loss of $7,000 for the three months ended March 31, 2000.

Earnings (Loss) Per Share - The Company uses the weighted average number of shares outstanding in calculating earnings per share data. When dilutive, options are included as share equivalents using the treasury stock method and are included in the calculation of diluted per share data.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes. The actual results could differ from those estimates.

2.  Acquisition of CEC Resources Ltd.:

On February 17, 2000 Carbon completed the acquisition of approximately 97% of the stock of CEC. An offer for exchange of Carbon stock for CEC stock resulted in the issuance of 1,482,626 shares of Carbon stock to holders of CEC stock. The acquisition was accounted for as a purchase.

The purchase price of $13,642,000 was comprised of the following:

Current liabilities                                   $        876,000
Open hedges                                                    539,000
Deferred income taxes                                        2,679,000
Long term debt                                               2,522,000
Professional fees                                              508,000
Carbon common stock exchanged                                6,518,000
                                                      ----------------
       Total purchase price                           $     13,642,000
                                                      ================


The following unaudited pro forma information presents a summary of the consolidated results of operations as if the acquisition had occurred at the beginning of the period presented. Because Carbon was not in existence at March 31, 1999, the pro forma information presented is for the three month period ending March 31, 2000 only.

                                          Three Months
                                             Ended
                                         March 31, 2000
                                         --------------
                                          (unaudited)

Total revenue                              $5,424,000

Net income                                 $  348,000

Earnings per share:
   Basic                                   $      .06
   Dilutive                                       .06

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations that actually would have resulted had the combination occurred at the beginning of the period presented, or future results of operations of the consolidated entities.

3. Long-term Debt:

Debt consisted of the following at March 31, 2000:

U.S. facility                    $  10,300
Canadian facility                    2,958
                                 ---------
                                 $  13,258

Current portion                          -
                                 ---------
                                 $  13,258


The Company has an oil and gas asset-based line-of-credit with both a U.S. and Canadian bank. The facility with U.S. Bank, N.A. had a borrowing base of $16.2 million with outstanding borrowings of $10.3 million at March 31, 2000. Letters of credit totaling $1.8 million were issued at March 31, 2000 which reduces the amount available for borrowings. The facility is secured by certain U.S. oil and gas properties of the Company and is scheduled to have a maturity of either the economic half life of the Company's remaining U.S. based reserves on the date of conversion or July 1, 2001, whichever is earlier. The facility bears interest at a rate equal to LIBOR plus 1.75% or prime, depending on the option of the Company. The rate was approximately 7.7% at March 31, 2000. The borrowing base is based upon the lender's evaluation of the Company's proved oil and gas reserves, generally determined semi-annually.

The credit agreement contains various covenants which prohibit or limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties or merge with another entity. The Company is also required to maintain certain financial ratios.

The facility with the Canadian Imperial Bank of Commerce (CIBC), had a borrowing base of approximately $4.0 million with outstanding borrowings of $3.0 million at March 31, 2000. The Canadian facility is secured by the Canadian oil and gas properties of the Company. The revolving phase of the Canadian facility expired on April 30, 2000 and is in the process of being renewed by the Company and the bank. If the revolving commitment is not renewed, the loan would be converted into a term loan and would be reduced by way of consecutive monthly payments over a period not to exceed 36 months. The Canadian facility bears interest at the Canadian prime rate plus 3/4%. The rate was approximately 7.75% at March 31, 2000.

The Canadian facility contains various covenants which limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties, or merge with another entity.

The Company also has an accounts receivable-based credit facility which includes a revolving line-of-credit with U.S. Bank, N.A. which provides for borrowings and letters of credit up to $500,000. There were no outstanding borrowings or letters of credit under this facility at March 31, 2000. This facility bears interest at prime (9% at March 31, 2000). This facility is collateralized by certain trade receivables of the Company and has a maturity date of July 1, 2001.

4.  Salary Continuation Plan:

In 1999, BFC established a Salary Continuation Plan (the Plan). The Plan provides for continuation of salary and health, dental, disability, and life insurance benefits for a certain period of time based upon employment contracts or length of service, if the employee is terminated within two years following the effective date of BFC's acquisition by Carbon. The Plan was initially funded with a deposit of $1,546,000 into an employee trust account. Distributions through March 31, 2000 have been $357,000 for employees who were terminated or had their employment contracts terminated. At March 31, 2000, additional distributions in the amount of $580,000 will be made to these employees within the next 12 months and the liabilities related to these disbursements are included in current liabilities. The funds to meet this obligation is included in current assets. The liabilities relating to these employee terminations were recorded in 1999.

The employee trust account is restricted from disbursing funds except for the payment of benefits or upon the insolvency of the Company. Trustee fees were minimal for the period ended March 31, 2000. Any remaining amounts in the trust will revert to the Company upon expiration of the trust.

5.  Commitments and Contingencies:

Office Lease - The Company entered into lease agreements, which provides for total minimum rental commitments as follows:


                                              U.S.     Canada

2000 - Remainder of year                   $ 145,000  $ 57,000
2001                                         197,000    86,000
2002                                         203,000    86,000
2003                                         208,000    79,000
2004                                         212,000         -
                                           ---------  --------
                                           $ 965,000  $308,000



6.  Stock Options and Award Plans:

In 1999, the Company adopted a stock option plan. All salaried employees of the Company and its subsidiaries are eligible to receive both incentive stock options and nonqualified stock options. Directors and consultants who are not employees of the Company or its subsidiaries are eligible to receive non-qualified stock options, but not incentive stock options under the plan. The option price for the incentive stock options granted under the plan are not to be less than 100% of the fair market value of the shares subject to the option. The option price for the nonqualified stock options granted under the plan are not to be less than 85% of the fair market value of the shares subject to the options. The aggregate number of shares of common stock, which may be issued under options granted pursuant to the plan, may not exceed 700,000 shares. A total of 264,500 options outstanding under the CEC Incentive Share Option Plan were exchanged for Carbon options upon the completion of the offer to exchange shares of Carbon for shares of CEC. An additional 197,000 options were also granted during the three months ended March 31, 2000.

The specific terms of grant and exercise is determined by the Company's Board of Directors unless and until such time as the Board of Directors delegates the administration of the plan to a committee. The options vest over a three year period and expire ten years from the date of grant.

In 1999, the Company adopted a restricted stock plan for selected employees, directors and consultants of the Company and its subsidiaries. The aggregate number of shares of common stock which may be issued under the plan may not exceed 300,000. The shares vest ratably over 36 months. Carbon recognized compensation expense of $27,000 associated with the vesting of restricted stock in the first quarter of 2000 and the Company has treated for financial reporting purposes only vested shares as outstanding.

7.  Income Taxes:

The income tax expense differs from amounts computed by applying the statutory federal income tax rate for the following reasons:

                                                                  Three Months
                                                                     Ended
                                                                 March 31, 2000
                                                                 --------------
                                                                 (in thousands)

   Tax expense at 35% of income before income taxes                   $ 109
   Change in the valuation allowance against deferred tax asset       $ (37)
   Tax expense of higher effective rate on Canadian income               20
   Canadian resource allowance                                          (53)
   Canadian Crown payments (net of Alberta Royalty Tax Credit)
    not deductible for tax purposes                                      39
   Other                                                                  4
                                                                      -----
                                                                      $  82

The net deferred tax liability by geographic area is comprised of the following:

                                                      March 31, 2000
                                                      --------------

                                              United States  Canada    Total
                                              -------------  ------    -----
                                                      (in thousands)
  Federal net operating loss carryforwards     $   (615)         --    $ (615)
  Property and equipment                            517       2,614     3,131
  Other                                             (37)                  (37)
  Valuation allowance                               135                   135
                                               --------       -----    ------

  Net deferred tax liability                   $     --      $2,614    $2,614
                                               ========      ======    ======

As of March 31, 2000, the Company had a net operating loss carryforward for federal income tax purpose of $1,758,000 which expires in 2020.

8.    Major Customers:

During the three months ended March 31, 2000, revenue from two customers of the Company represented approximately $672,000 and $539,000 of the Company's consolidated revenues. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

9.    Properties Subject to Tax Credit Agreement:

During 1995, BFC entered into an agreement to sell 99% of its interest in 14 coal gas wells located in New Mexico that qualified for IRC section 29 tax credits. Under the terms of the agreement BFC is to receive 99% of the net cash flow on the properties until certain cumulative production levels have been reached, at which time the purchaser will receive 100% of the net cash flow until a subsequent production level is reached. Upon reaching the second target, 100% of the cash flows will revert to BFC for substantially the remaining life of the properties. The first production level was reached in January 2000. Due to these contractual agreements, BFC will not be entitled to sales proceeds or be obligated for the cost of operations on these properties until an additional 235,000 mcf has been produced. The Company estimates this will take approximately 15 months. During this 15 month period, the Company will still be entitled to receive tax credit benefits estimated to be $150,000.

10. Business and Geographical Segments:

Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). Carbon has two reportable and geographic segments: BFC and CEC, representing oil and gas operations in the United States and Canada, respectively. The segments were determined based upon the type of operation in each segment and the geographical location in which each segment operates. The segment data presented below was prepared on the same basis as Carbon's consolidated financial statements.



                                                                                   For the period
                                                                                        from
                                                              Three Months             Feb 18
                                                                 Ended                through
                                                              Mar 31, 2000          Mar 31, 2000

                                                                 United                                   Consolidated
                                                                 States                Canada                Totals
                                                          -------------------   -------------------   -------------------
Oil and gas sales                                         $        2,430,000    $          747,000    $        3,177,000
Gas marketing, transportation, and other                           1,533,000                     -             1,533,000
                                                          -------------------   -------------------   -------------------
      Total revenues                                               3,963,000               747,000             4,710,000

Oil and gas production costs                                         826,000               196,000             1,022,000
Gas marketing, transportation, and other                           1,477,000                     -             1,477,000
Depreciation and depletion                                           945,000               205,000             1,150,000
General and administrative, net                                      438,000               113,000               551,000
Interest expense, net                                                172,000                23,000               195,000
                                                          -------------------   -------------------   -------------------
      Total operating expenses                                     3,858,000               537,000             4,395,000

Minority interest in net income                                            -                 3,000                 3,000

Income tax                                                                 -                82,000                82,000

                                                          -------------------   -------------------   -------------------
Net income                                                $          105,000    $          125,000    $          230,000
                                                          ===================   ===================   ===================

                                                          -------------------   -------------------   -------------------
Property and equipment, net                               $       32,675,000    $       12,763,000    $       45,438,000
                                                          ===================   ===================   ===================

                         BONNEVILLE FUELS CORPORATION

                              STATEMENT OF INCOME
                                  (unaudited)



                                                                         Three Months
                                                                            Ended
                                                                        March 31, 1999
                                                                    --------------------
                                                                         (unaudited)
Revenues:
      Oil and gas sales                                             $          1,907,000
      Gas marketing and transportation                                         7,517,000
      Other                                                                      107,000
                                                                    --------------------
                                                                               9,531,000
                                                                    --------------------
Expenses:
      Oil and gas production costs                                               669,000
      Gas marketing and transportation costs                                   7,383,000
      Depreciation, depletion and amortization expense                           487,000
      General and administrative expense, net                                    436,000
      Exploration expense                                                        244,000
      Interest expense, net                                                      112,000
                                                                    --------------------
          Total operating expenses                                             9,331,000
Minority interest in net income
Income before income taxes                                                       200,000
                                                                    --------------------
Income taxes
     Current                                                                           0
     Deferred                                                                          0
                                                                    --------------------
                                                                                       0

                                                                    --------------------
NET INCOME                                                          $            200,000
                                                                    ====================


  The accompanying notes are an integral part of these financial statements.

                         BONNEVILLE FUELS CORPORATION

                            STATEMENT OF CASH FLOW



                                                                                       Three months
                                                                                           ended
                                                                                      March 31, 1999
                                                                                   -------------------
                                                                                        (unaudited)
Cash Flows from operating activities
     Net income (loss)                                                             $           200,000
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
            Depreciation, depletion and amortization expense                                   487,000
            Changes in operating assets and liabilities:
            Decrease (increase) in:
                Accounts receivable, trade                                                     (23,000)
                Amounts due from broker                                                       (139,000)
                Prepaid expenses and other                                                    (107,000)
                Other assets
            Increase (decrease) in:
                Accounts payable and accrued expenses                                       (3,072,000)
                Undistributed revenue                                                          155,000
                                                                                   -------------------
         Net cash provided by operating activities                                          (2,499,000)

Cash flows from investing activities:
     Capital expenditures for oil and gas properties                                        (2,229,000)
     Other net property and equipment                                                          (62,000)
     Other assets                                                                              (31,000)
                                                                                   -------------------
         Net cash used in investing activities                                              (2,322,000)

Cash flows from financing activities
     Proceeds from note payable                                                              2,650,000
     Principal payments on note payable
                                                                                   -------------------
         Net cash provided by (used in) financing activities                                 2,650,000

Net increase (decrease) in cash and equivalents                                             (2,171,000)
Cash, beginning of year                                                                      2,742,000
Cash, end of year                                                                  $           571,000
                                                                                   ===================

Supplemental disclosures of Cash Flow Information:
Cash paid for interest                                                             $           103,000
                                                                                   ====================



  The accompanying notes are an integral part of these financial statements.

                         BONNEVILLE FUELS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  Nature of Operations and Significant Accounting Policies:

Nature of Operation - Bonneville Fuels Corporation (BFC), a wholly owned subsidiary of Bonneville Pacific Corporation (BPC), was incorporated in the State of Colorado in April 1987 and began doing business in June 1987. The Company owns four subsidiaries, Bonneville Fuels Marketing Corporation (BFMC), Bonneville Fuels Management Corporation (BFM Corp.), Bonneville Fuels Operating Corporation (BFO), and Colorado Gathering Corporation (CGC). Collectively, these entities are referred to as the Company. The Company's principal operations include exploration for and production of oil and gas reserves, marketing of natural gas, and gathering of natural gas. The Company from time to time also purchases and resells electricity.

Principles of Consolidation - The consolidated financial statements include the accounts of BFC and its four wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Gas Marketing - the Company's marketing contracts are generally month-to-month or up to eighteen months, and provide that the Company will sell gas to end users which is produced from the Company's properties and acquired from third parties.

Amounts Due from Broker - This account generally represents net cash margin deposits held by a brokerage firm for the Company's trading accounts.

Oil and Gas Producing Activities - The Company follows the "successful efforts" method of accounting for its oil and gas properties, all of which are located in the continental United States. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, the costs of drilling the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive.

Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Depreciation and depletion of capitalized costs for producing oil and gas properties is computed using the units-of-production method based upon proved reserves for each field.

In 1997, the Company began to accrue for future plugging, abandonment, and remediation using the negative salvage value method whereby costs are expensed through additional depletion expense over the remaining economic lives of the wells. Management's estimate of the total future costs to plug, abandon, and remediate the Company's share of all existing wells, including those currently shut in is approximately $3,500,000, net of salvage values. The total amount expensed for this liability was $49,500 for the period ended March 31, 1999.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for Impairment of Long-Lived Assets. This statement limits net capitalized costs of proved and unproved oil and gas properties to the aggregate undiscounted future net revenues related to each field. If the net capitalized costs exceed the limitation, impairment is provided to reduce the carrying value of the properties in the field to estimated actual value.

Gains and losses are generally recognized upon the sale of interests in proved oil and gas properties based on the portion of the property sold. For sales of partial interests in unproved properties, the Company treats the proceeds as a recovery of costs with no gain recognized until all costs have been recovered.

Energy Marketing Arrangements - In 1998, BFC entered into an agreement to manage certain natural gas contracts of an unrelated entity. For some contracts, BFC takes title to the gas purchased to service these contracts prior to the sale under the contracts. For these contracts, BFC consolidates all revenue, expenses, receivables, and payables associated with the contracts. In contracts where title is not taken, BFC only records the margin associated with the transaction.

Other Property and Equipment - Depreciation of other property and equipment is calculated using the straight-line method over the estimated useful lives (ranging from 3 to 25 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization is removed from the accounts, and any gains or losses are reflected in current operations.

Deferred Loan Costs - Costs associated with the Company's note payable have been deferred and are being amortized using the effective interest method over the original term of the note.

Gas Balancing - the Company uses the sales method of accounting for amounts received from the natural gas sales resulting from production credited to the Company in excess of its revenue interest share. Under this method, all proceeds from the production credited to the Company are recorded as revenue until such time as the Company has produced its share of related estimated remaining reserves. Thereafter, additional amounts received are recorded as a liability.

Income Taxes - The Company accounts for income taxes under the liability method, which required recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. BPC includes the Company's operations in its consolidated tax return. Income taxes are allocated by BPC as if the Company was a separate taxpayer.

Accounting for Hedged Transactions - The Company periodically enters into futures, forwards, and swap contracts as hedges of commodity prices associated with the production of oil and gas and with the purchase and sale of natural gas in order to mitigate the risk of market price fluctuations. Changes in the market value of futures, forwards, and swap contracts are not recognized until the related production occurs or until the related gas purchase or sale takes place. Realized losses from any positions, which were closed early, are deferred and recorded as an asses or liability in the accompanying balance sheet, until the related production, purchase or sale takes place. Gains and losses incurred on these contracts are included in oil and gas revenue or in gas marketing costs in the accompanying statements of operations.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes. The actual results could differ from those estimates.

Reclassifications - Certain reclassifications have been made to conform the 1999 financial statements to the presentation in 1998. These reclassifications had no effect on net income.


2. Long -Term Debt:

The Company has an asset-based line-of-credit with a bank which provides for borrowing up to the borrowing base (as defined). The borrowing base was $13,200,000 at March 31, 1999. Outstanding borrowings were $7,000,000, with interest at a variable rate that approximated 6.75% at March 31, 1999. The Company has issued letters of credit totaling $3,100,000, which further reduces the amount available for borrowing the base. This facility is collateralized by certain oil and gas properties of the Company and is scheduled to convert to a term note on July 1, 2001. This term loan is scheduled to have a maturity of either the economic half life of the Company's remaining reserves on the date of conversion, or July 1, 2006, whichever is earlier. The borrowing base is based upon the lender's evaluation of BFC's proved oil and gas reserves, generally determined semi-annually. The future minimum principal payments under the term note will be dependent upon the bank's evaluation of the Company's reserves at that time.

The Company also has an accounts receivable-based credit facility which includes a revolving line-of-credit with the bank which provides for borrowings up to $1,500,000. Outstanding borrowings under this facility at March 31, 1999, amounted to $1,500.00. This facility bears interest at prime (7.75% at March 31, 1999). This facility is collateralized by certain trade receivables of BFC and has a maturity date of July 1, 1999.

The credit agreement contains various covenants, which prohibit or limit the subsidiary's ability to pay dividends, purchase treasury shares, incur indebtedness, repay debt to the Parent, sell properties or merge with another entity. Additionally, the Company is required to maintain certain financial ratios.


3. Commitments:

Office Lease - the Company leases office space under a noncancellable operation lease. Total rental expense was approximately $37,000 and $33,000 for the periods ended March 31, 1999 and 1998, respectively. Beginning in 1998, the Company has a new lease agreement, which provides for total minimum rental commitments of:


                     1999  $110,000
                     2000  $153,000
                     2001  $159,000
                     2002  $166,000
                           --------
                           $588,000

Income Taxes:

The components of the net deferred tax assets are as follows:

                                        December 31,
                                            1998
                                        -----------
Excess of tax basis over book
basis of oil and gas properties         $ 1,873,000

Deferred tax assets                     $ 1,873,000
Less valuation allowance                $(1,873,000)

Net deferred tax assets                 $         -



The effective tax rate of the Company differed from the Federal statutory rate primarily due to changes in the valuation allowance on the deferred tax assets.

5.  Concentrations of Credit Risk and Price Risk Management:

Concentrations of Credit Risk - substantially all of the Company's accounts receivable at March 31, 1999, result from crude oil and natural gas sales and/or joint interest billings to companies in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, since these entities may be similarly affected by changes in economic or other conditions. In determining whether or not to require collateral from a customer or joint interest owner, the Company analyzes the entity's net worth, cash flows, earnings, and credit ratings. Receivables are generally not collateralized. Historical credit losses incurred on trade receivables by the Company have been insignificant.

The Company's revenues are predominantly derived from the sale of natural gas and management estimates that over 85% of the value of the Company's properties are derived from natural gas reserves.

Energy Financial Instruments - BFC uses energy financial instruments and long-term user contracts to minimize its risk of price changes in the spot and fixed price natural gas and crude oil markets. Energy risk management products used include commodity futures and options contracts, fixed-price swaps, and basis swaps. Pursuant to Company guidelines BFC is to engage in these activities only as a hedging mechanism against price volatility associated with pre-existing or anticipated gas or crude oil sales in order to protect profit margins. As of March 31, 1999, BFC has financial and physical contracts which hedge 5.9 bcf (billion cubic feet) of production through December 2001.

The difference between the current market value of the hedging contracts and the original market value of the hedging contracts was an unfavorable $111,000 as of March 31, 1999. These amounts are not reflected in the accompanying financial statements. In the event energy financial instruments do not qualify for hedge accounting, the difference between the current market value and the original contract value would be currently recognized in the statement of operations. In the event that the energy financial instruments are terminated prior to the delivery of the item being hedged, the gains and losses at the time of the termination are deferred until the period of physical delivery. Such deferrals were immaterial in all periods presented.


6.  Financial Instruments:

SFAS Nos. 107 and 127 require certain entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, management's best estimate is that the carrying amount of cash, receivables, notes payable, accounts payable, undistributed revenue, and accrued expenses approximates fair value of these instruments. See Note 6 for a discussion regarding the fair value of energy financial instruments.

7.  Management Retention Bonuses and Employment Contracts:

The Company has accrued compensation as of March 31, 1999 of $164,000 in accordance with a management retention program approved by the bankruptcy court. The Company has also entered into certain employment contracts with key employees that provide for certain benefits to the employees upon termination without cause.

8.  Subsequent Event:

During the first quarter, BPC engaged a financial advisor to pursue various strategic opportunities. BPC is considering all options including the continued operation of all its subsidiaries or the sale of the entire Company or any part thereof. No adjustment to the financial statements has been made.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                                                                          Canada
                                                       United States                               For the Period from
                                                   Three Months Ended                              February 18 through
                                                        March 31,                                        March 31,
                                        ------------------------------------------          --------------------------------------
                                              2000           1999        % Change               2000          1999       % Change
                                        --------------   ----------    -----------          ------------   -----------  ----------
                                                 (Dollars in thousands, except                    (Dollars in thousands, except
                                               prices and per Mcfe information)                  prices and per Mcfe information)
Revenues:
       Natural gas                      $        2,026   $     1,758            15%         $        553   $       247         124%
       Oil and Liquids                             404           149           171%                  194            73         166%
                                        --------------   ----------                         ------------   -----------
                   Total                         2,430         1,907            27%                  747           320         133%

Sales volumes:
       Natural gas (MMcf)                          845           889            -5%                  218           143          52%
       Oil  and Liquids (Bbl)                   16,252        14,848             9%                7,408         7,282           2%

Average price received:
       Natural gas (Mcf)                $         2.40   $      1.98            21%         $       2.54   $      1.73          47%
       Oil and Liquids (Bbl)                     24.86         10.05           147%                26.12          9.98         162%

Production costs                        $          826   $       669            23%         $        196   $        93         111%
Average production costs/Mcfe                     0.88          0.68            29%                 0.75          0.50          50%


Gas and electrical marketing revenue     $        1,485   $     7,517           -80%        $          -   $         -
Gas and electrical marketing expense              1,477         7,383           -80%                   -             -
General and administrative, net                     438           436             0%                 113           167         -32%
Depreciation, depletion and amortization            945           487            94%                 205           138          49%
Exploration expense                                   -           244          -100%                   -             -
Interest expense, net                               172           112            54%                  23             4         475%







Results of Operations

Three months ended March 31, 2000, compared to three months ended March 31, 1999.

On February 17, 2000 Carbon Energy (Carbon) completed its offer to exchange shares of Carbon stock on a share for share basis for shares of CEC Resources Ltd. (CEC) stock, resulting in over 97% of CEC's shareholders exchanging CEC shares for Carbon shares. For the purpose of the management discussion and analysis of the results of operations, Carbon's Canadian operations have been presented in the table above for the periods February 18 through March 31, 1999 and February 18 through March 31, 2000. The discussions of the U.S. operations compare the results of Carbon's 100% owned subsidiary Bonneville Fuels Corporation (BFC) for the three months ended March 31, 1999 and March 31, 2000.

Revenues for oil and gas sales of BFC for the first quarter of 2000 were $2.4 million, a 27% increase from the prior year period. The increase was due primarily to increase in oil production and higher oil and gas prices.

Revenues for CEC for the period February 18 through March 31, 2000 were $747,000, a 133% increase from the prior year period. The increase was due primarily to increase in natural gas and oil production and higher oil and gas prices.

BFC's average production for the first quarter of 2000 was 179 barrels of oil per day and 9.3 million cubic feet (mmcf) of gas per day, a decrease of 4% on a mcf equivalent (mcfe) basis where one barrel of oil is equal to six mcf of gas. The decrease was primarily attributed to properties located in the U.S. subject to a tax credit agreement where the Company was not entitled to sales proceeds from these properties for the three months ended March 31, 2000 (see "Financial Condition and Capital Resources"). During the quarter, 4 gross wells and 2.57 net wells were drilled compared to 2 gross wells and .93 wells drilled during the same three months ending March 31, 1999.

CEC's average production for the period February 18 through March 31, 2000 was 172 barrels of oil and liquids per day and 5.1 mmcf of gas per day, an increase of 40% on an mcfe basis from the same period in 1999. The increase was primarily attributed to acquisitions, successful well workovers and optimization of the Company's compressor facilities. CEC did not have any drilling activity for the period February 18 through March 31, 1999 and 2000.

Average oil prices received by BFC increased 147% from $10.05 per barrel in the first quarter of 1999 to $24.86 in the first quarter of 2000. The average oil price includes hedge losses of $43,000 for the first quarter of 2000. There was no oil hedge activity for the similar period in 1999. Average natural gas prices received by BFC increased 21% from $1.98 per mcf for the first quarter of 1999 to $2.40 per mcf in 2000. The average natural gas price includes hedge gains of $100,000 for the first quarter of 2000 and $306,000 for the similar period in 1999.

Average oil and liquids prices received by CEC increased 162% from $9.98 per barrel for the period from February 18 through March 31, 1999 to $26.12 for the same period in 2000. The average price includes hedge losses of $12,000 for the period February 18 through March 31, 2000. There was no oil hedge activity for the similar period in 1999. Average natural gas prices received by CEC increased 47% from $1.73 per mcf for the period from February 18 through March 31, 1999 to $2.54 for the same period in 2000. The average natural gas price includes hedge gains of $19,000 for the period February 18 through March 31, 2000 compared to $22,000 for the same period in 1999.

Production costs incurred by BFC, consisting of lease operating expenses and production taxes, were $826,000 or $.88 per mcfe for the first quarter of 2000 compared to $669,000 or $.68 per mcfe for 1999. The increase in production costs was attributable to a rise in production taxes due to higher oil and gas prices and an increase in lease operating expenses of $108,000. The increase was primarily attributed to well workovers in the Permian and Piceance Basins.

Direct production costs incurred by CEC, consisting of lease operating expenses, net crown royalty, and net gas plant activity, was $196,000 or $.75 per mcfe for the period February 18 through March 31, 2000 compared to $93,000 or $.50 per mcfe for the similar period in 1999. The increase in production costs was primarily attributable to a rise in net crown royalties due to higher oil and gas prices.

Exploration expense was recorded by the Company's predecessor, BFC, under the successful efforts method of accounting and consists primarily of unsuccessful drilling and geological and geophysical costs. Effective as of the date of the acquisition of BFC, Carbon utilizes the full cost method of accounting. Under this method, all exploration costs associated with continuing efforts to acquire or review prospects and outside geological and seismic consulting work are capitalized.

General and administrative expenses incurred by BFC, net of third party reimbursements for the first quarter of 2000 were $438,000 compared to $436,000 for the same period in 1999.

General and administrative expenses incurred by CEC for the period February 18 through March 31, 2000 totaled $113,000, a $54,000 or 32% decrease from the same period in 1999. The decrease was primarily due to lower professional fees and contracted services.

Interest and other expenses incurred by BFC, rose to $172,000 in the first quarter of 2000, a $60,000 or 54% increase from the prior year period. Interest expense increased as a result of higher average debt balances on the Company's debt. The average interest rate for the first quarter was 7.7% compared to 6.7% in the first quarter of 1999.

Interest and other expenses incurred by CEC, rose to $23,000 for the period February 18 through March 31, 2000, a $19,000 increase from the similar period in 1999. Interest expense increased as a result of higher average debt balances on the Company's debt.

Depreciation, depletion and amortization (DD&A) of oil and gas assets are determined based upon the units of production method. This expense is typically dependent upon historical capitalized costs incurred to find, develop and recover oil and gas reserves; however, the Company's current DD&A rate is determined primarily by the purchase price the Company allocated to oil and gas properties in connection with its acquisition of BFC and CEC and the proved reserves the Company acquired in the acquisitions.

DD&A expense for BFC for the first quarter of 2000 was $945,000 an increase of $458,000 or 94% from the 1999 level. Depletion expense was $1.00 per mcfe for the first quarter of 2000 compared to $.50 per mcfe in 1999. The increase was primarily driven by the increased property costs recorded as a result of the acquisition of BFC.

DD&A expense for CEC for the period from February 18 through March 31, 2000 was $205,000 an increase of $67,000 or 49% from the 1999 level. The increase resulted primarily from increased production. In addition, CEC's DD&A rate for the period February 18 through March 31, 2000 increased compared to the similar period in 1999 as a result of increased property costs recorded as a result of the acquisition of CEC.

Financial Condition and Capital Resources

At March 31, 2000, Carbon had $53.3 million of assets. Total capitalization was $44.6 million, of which 70% was represented by stockholders' equity and 30% by debt. During the three months ended March 31, 2000, net cash used by operations was $510,000, as compared to $2.5 million in the first three months of 1999 for the Company's predecessor BFC. Excluding changes in working capital, net cash provided by operating activities for the Company for the three months ended March 31, 2000 was $1.4 million compared to $687,000 for the Company's predecessor BFC for the three months ended March 31, 1999. At March 31, 2000, there were no significant commitments for capital expenditures. The Company anticipates 2000 capital expenditures, exclusive of acquisitions, to approximate $7.0 million. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures using internal cash flow and bank borrowings. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

The Company has an oil and gas asset-based line-of-credit with both a U.S. and Canadian bank. The facility with U.S. Bank, N.A. had a borrowing base of $16.2 million with outstanding borrowings of $10.3 million at March 31, 2000. Letters of credit totaling $1.8 million were issued at March 31, 2000 which reduces the amount available for borrowings. The facility is secured by certain U.S. oil and gas properties of the Company and is scheduled to have a maturity of either the economic half life of the Company's remaining U.S. based reserves on the date of conversion or July 1, 2001, whichever is earlier. The facility bears interest of a rate equal to LIBOR plus 1.75% or prime, depending on the option
of the Company.   The rate was approximately 7.7% at March 31, 2000.  The
borrowing base is based upon the lender's evaluation of the Company's proved oil and gas reserves, generally determined semi-annually.

The credit agreement contains various covenants which prohibit or limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties or merge with another entity. The Company is also required to maintain certain financial ratios.

The Company also has an accounts receivable-based credit facility which includes a revolving line-of-credit with U.S. Bank, N.A. which provides for borrowings and letters of credit up to $500,000. There were no outstanding borrowings or letters of credit under this facility at March 31, 2000. This facility bears interest at prime (9% at March 31, 2000). This facility is collateralized by certain trade receivables of the Company and has a maturity date of July 1, 2001.

The Company has a credit facility with the Canadian Imperial Bank of Commerce
(CIBC) which had a borrowing base of approximately $4.0 million with outstanding borrowings of $3.0 million at March 31, 2000. The Canadian facility is secured by the Canadian oil and gas properties of the Company. The revolving phase of the loan expired on April 20, 2000 and is in the process of being renewed by the Company and the bank. If the revolving commitment is not renewed, the loan would be converted into a term loan and would be reduced by way of consecutive monthly payments over a period not to exceed 36 months. The Canadian facility bears interest at the Canadian prime rate plus 3/4%. The rate was approximately 7.75% at March 31, 2000.

The credit agreement contains various covenants which limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties, or merge with another entity.

During 1995, BFC entered into an agreement to sell 99% of its interest in 14 coal gas wells located in New Mexico that qualified for IRC section 29 tax credits. Under the terms of the agreement BFC is to receive 99% of the net cash flow on the properties until certain cumulative production levels have been reached, at which time the purchaser will receive 100% of the net cash flow until a subsequent production level is reached. Upon reaching the second target, 100% of the cash flows will revert to BFC for substantially the remaining life of the properties. The first production level was reached in January 2000. Due to these contractual agreements, BFC will not be entitled to sales proceeds or be obligated for the cost of operations on these properties until an additional 235,000 mcf has been produced. The Company estimates this will take approximately 15 months. During this 15 month period, the Company will still be entitled to receive tax credit benefits estimated to be $150,000.

Carbon's primary cash requirements will be to finance acquisitions, exploration and development expenditures, repayment of debt, and general working capital needs. However, future cash flow is subject to a number of variables including the level of production and oil and natural gas prices and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that
increased capital expenditures will not be undertaken.   Carbon believes that
available borrowings under its credit agreements, projected operating cash flows and the cash on hand will be sufficient to cover its working capital, capital expenditures, planned development activities and debt service requirements for the next 12 months. In connection with consummating any significant acquisition, additional debt or equity financing will be required, which may or may not be available on terms that are acceptable to the Company.


Certain Factors That May Affect Future Results

Statements that are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration expenditures, drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and natural gas, business strategies, expansion and growth of the Company's operations, cash flow and anticipated liquidity, prospect development and property acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. Although the Company believes that the expectation reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable it can give no assurance that such expectation and assumptions will prove to be correct. Factors that could cause actual results to differ materially (Cautionary Disclosures) are described, among other places, in the Marketing, Competition, and Regulation sections of the Company's 1999 Form 10-K and under "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors include, but are not limited to general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, and regulatory developments. All written and oral forward-looking statement attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.


Year 2000 Issues

The conversion from calendar year 1999 to 2000 occurred without any disruption in the Company's operations and information systems nor has the Company been made aware of any Year 2000 issues occurring at third parties with which Carbon has relations. The Company will continue to monitor any Year 2000 issues, both internally and with third parties of business importance to the Company such as its natural gas purchasers, gathering system and plant operators, downstream pipeline operators, equipment and service providers, operators of its oil and gas properties, financial institutions, and vendors providing payroll and medical benefits and services. The Company believes that the most serious effect to the Company would be delays in receiving payments for oil and gas sold to its purchasers which could have a material adverse effect upon the results of operations and financial conditions of the Company. This monitoring will be ongoing and encompassed in normal operations.


Market and Commodity Risk

Interest Rate Risk

Market risk is estimated as the potential change in the fair value of interest sensitive instruments resulting from an immediate hypothetical change in interest rates. The sensitivity analysis presents the change in the fair value of these instruments and changes in the Company's earnings and cash flows assuming an immediate one percent change in floating interest rates. As the Company presently has only floating rate debt, interest rate changes would not affect the fair value of these floating rate instruments but would impact future earnings and cash flows, assuming all other factors are held constant. The carrying amount of the Company's floating rate debt approximates its fair value. At March 31, 2000, the Company had $10.3 million of floating rate debt through its facility with U.S. Bank, NA, and $3 million through its facility with CIBC. Assuming constant debt levels, earnings and cash flow impacts for the next twelve month period from March 31, 2000 due to a one percent change in interest rates would be approximately

$103,000 before taxes for the facility with the U.S. bank and $30,000 before taxes for the facility with the Canadian bank.


Foreign Currency Risk

The Canadian dollar is the functional currency of CEC and is subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. The Company has not entered into any foreign current forward contracts or other similar financial investments to manage this risk.


Commodity Price Risk

Oil and gas commodity markets are influenced by global as well as regional supply and demand. World wide political events can also impact commodity prices. The Company used certain financial instruments in an attempt to manage commodity price risk. The Company attempts to manage these risks by minimizing its commodity price exposure through the use of derivative contracts as described in Note 1 to the March 31, 2000 financial statements of Carbon and
Note 5 to the March 31, 1999 financial statements of BFC. These tools include, but are not limited to commodity futures and option contracts, fixed-price swaps, basis swaps, and term sales contracts. Gains and losses on these contracts are deferred and recognized in income as an adjustment to oil and gas sales revenue during the period in which the physical product to which the contract relates to is actually sold.

The following tables summarize the Company's derivative financial instrument position on its natural gas and oil production as of March 31, 2000.



    BFC Contracts                                    CEC Contracts
                              Weighted                                       Weighted
                              Average                                         Average
                            Fixed Price                                     Fixed Price
 Year        MMBtus          per MMBtu           Year        MMBtus          per MMBtu
-----      ----------      ------------         ------     ---------       ------------
 2000       1,842,500          $ 2.37            2000        783,000          $ 2.36
 2001       1,543,000          $ 2.36            2001        304,000          $ 2.37
           ----------                                      ---------
            3,385,500                                      1,087,000

                              Weighted                                       Weighted
                              Average                                         Average
                            Fixed Price                                     Fixed Price
 Year        Barrels          per Bbl            Year        Barrels          per Bbl
-----      ----------      ------------         ------      --------       ------------
 2000        36,000           $ 21.47            2000        27,000           $ 22.35




As of March 31, 2000, the Company would have been required to pay $2,462,000 and $849,000 to exit the BFC and CEC contracts, respectively.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.
Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a Company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of, or method of, adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.


Inflation and Changes in Prices

While certain of its costs are affected by the general level of inflation, factors unique to the oil and natural gas industry result in independent price fluctuations. Over the past five years, significant fluctuations have occurred in oil and natural gas prices. Although it is particularly difficult to estimate future prices of oil and natural gas, price fluctuations have had, and will continue to have, a material effect on the Company.

                          PART II - OTHER INFORMATION



Items 1 - 5.  Not applicable




Item 6.       (a) Exhibits

              27 - Financial Data Schedule*

              (b) No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.




         *Filed herewith

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CARBON ENERGY CORPORATION
                                                Registrant



Date:  May 15, 2000                        By /s/  Patrick R. McDonald
     --------------------                  -------------------------------------
                                           President and Chief Executive Officer
                                           (a duly authorized officer)



Date:  May 15, 2000                        By /s/  Kevin D. Struzeski
     --------------------                  -------------------------------------
                                           Treasurer
                                           (Chief Financial Officer)

                                 EXHIBIT INDEX


 27  Financial Data Schedule