Form 10-Q
period 2000-06-30
CARBON ENERGY CORP
filed 2000-08-14
CIK 1096019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 2000
                                --------------------------------------------
                                       Or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                   ---------------      ---------------------

Commission File Number:         1-15639
                         ---------------------

                            CARBON ENERGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Colorado                                           84-1515097
-------------------------------                        -------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)

        1700 Broadway, Suite 1150, Denver, CO                      80290
-----------------------------------------------              ------------------
       (Address of principal executive offices)                  (Zip Code)

                                 (303) 863-1555
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports
required to be filed by Section the past 90 days.    Yes     X        No
                                                            ----         -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the

           Class                        Outstanding at August 6, 2000
----------------------------           ------------------------------
 Common stock, no par value                   6,052,826 shares

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                            CARBON ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,                December 31,
                                                                                    2000                     1999
                                                                               -------------             ------------
  ASSETS                                                                        (unaudited)
  ------
Current assets:
       Cash                                                                    $     143,000             $    995,000
       Current portion of employee trust                                             351,000                  881,000
       Accounts receivable, trade                                                  2,680,000                2,286,000
       Accounts receivable, other                                                    257,000                   69,000
       Amounts due from broker                                                     3,622,000                1,250,000
       Prepaid expenses and other                                                    277,000                  107,000
                                                                               -------------             ------------
                 Total current assets                                              7,330,000                5,588,000
                                                                               -------------             ------------

Property and equipment, at cost:
       Oil and gas properties, using the full cost method of accounting:
            Unproved properties                                                    7,481,000                7,879,000
            Proved properties                                                     41,855,000               25,020,000
       Furniture and equipment                                                       359,000                  214,000
                                                                               -------------             ------------
                                                                                  49,695,000               33,113,000
            Less accumulated depreciation, depletion and amortization             (3,119,000)                (627,000)
                                                                               -------------             ------------
                 Property and equipment, net                                      46,576,000               32,486,000
                                                                               -------------             ------------

Other assets:
       Deferred acquisition costs                                                          -                  310,000
       Deposits and other                                                            324,000                  245,000
       Employee trust                                                                638,000                  669,000
                                                                               -------------             ------------
                 Total other assets                                                  962,000                1,224,000
                                                                               -------------             ------------
Total assets                                                                   $  54,868,000             $ 39,298,000
                                                                               =============             ============

              The accompanying notes are an integral part of these
                             financial statements.

                            CARBON ENERGY CORPORATION

                                                                                 June 30,                December 31,
                                                                                    2000                     1999
                                                                               -------------             ------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                            (unaudited)
------------------------------------
Current liabilities:
       Accounts payable and accrued expenses                                   $   3,759,000             $  4,391,000
       Accrued production taxes payable                                              394,000                  367,000
       Income taxes payable                                                          181,000                        -
       Undistributed revenue                                                         856,000                  598,000
                                                                               -------------             ------------
                 Total current liabilities                                         5,190,000                5,356,000
                                                                               -------------             ------------
Long term debt                                                                    15,412,000                9,100,000
Other long term liabilities                                                          270,000                  527,000
Deferred income taxes                                                              2,681,000
                                                                               -------------             ------------
                 Total long term liabilities                                      18,363,000                9,627,000
                                                                               -------------             ------------
Commitments and contingencies (Note 5)
Minority interest                                                                    153,000                        -
Stockholders' equity:
       Preferred stock, no par value:
            10,000,000 shares authorized, none outstanding                                 -                        -
       Common stock, no par value:
            20,000,000 shares authorized, issued, and
               6,013,292 shares and 4,510,000 shares outstanding
               at June 30, 2000 and December 31, 1999 respectively                31,435,000               24,806,000
       Accumulated deficit                                                          (143,000)                (491,000)
       Currency translation adjustment                                              (130,000)                       -
                                                                               -------------             ------------
                 Total stockholders' equity                                       31,162,000               24,315,000
                                                                               -------------             ------------
Total liabilities and stockholders' equity                                     $  54,868,000             $ 39,298,000
                                                                               =============             ============

              The accompanying notes are an integral part of these
                             financial statements.

                            CARBON ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months         Six Months
                                                                 Ended               Ended
                                                             June 30, 2000       June 30, 2000
                                                             -------------       -------------
                                                              (unaudited)         (unaudited)

Revenues:
      Oil and gas sales                                       $ 3,852,000         $ 7,029,000
      Gas marketing and transportation                            818,000           2,303,000
      Other                                                        74,000             122,000
                                                              -----------         -----------
                                                                4,744,000           9,454,000

Expenses:
      Oil and gas production costs                              1,226,000           2,248,000
      Gas marketing and transportation costs                      841,000           2,318,000
      Depreciation, depletion and amortization expense          1,367,000           2,517,000
      General and administrative expense, net                     755,000           1,306,000
      Interest expense, net                                       265,000             460,000
                                                              -----------         -----------
           Total operating expenses                             4,454,000           8,849,000
      Minority interest in net income                               4,000               7,000
                                                              -----------         -----------
      Income before income taxes                                  286,000             598,000


      Income taxes:
           Current                                                107,000             165,000
           Deferred                                                61,000              85,000
                                                              -----------         -----------

      Net income                                              $   118,000         $   348,000
                                                              ===========         ===========

Earings per share:
      Basic                                                   $      0.02         $      0.06
      Diluted                                                        0.02                0.06


Average number of common shares
   outstanding (in thousands):
      Basic                                                         6,011               5,624
      Diluted                                                       6,054               5,662



              The accompanying notes are an integral part of these
                             financial statements.

                            CARBON ENERGY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2000
                                   (unaudited)


                                            Common Stock                                         Currency
                                  ---------------------------------        Accumulated         Translation
                                     Shares            Amount                Deficit            Adjustment            Total
                                  --------------   ----------------     -----------------  -------------------    ---------------
Balances, December 31, 1999           4,510,000     $   24,806,000       $      (491,000)   $               -    $    24,315,000

Issuance of common stock              1,503,292          6,629,000                     -                    -          6,629,000

Currency translation adjustment               -                  -                     -             (130,000)          (130,000)

Net income                                    -                  -               348,000                    -            348,000

                                  --------------   ----------------     -----------------  -------------------  -----------------
Balances, June 30, 2000               6,013,292     $   31,435,000       $      (143,000)   $        (130,000)   $    31,162,000
                                  ==============   ================     =================  ===================  =================

              The accompanying notes are an integral part of these
                             financial statements.

                            CARBON ENERGY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          Six Months
                                                                             Ended
                                                                         June 30, 2000
                                                                        --------------
                                                                          (unaudited)
Cash flows from operating activities:
      Net income                                                        $      348,000
      Adjustments to reconcile net income to net cash
         provided by opertating activities:
            Depreciation, depletion and amortization expense                 2,517,000
            Currency translation adjustment                                   (207,000)
            Minority interest                                                    7,000
            Employee stock grants                                               57,000
            Changes in operating assets and liabilities:
            Decrease (increase) in:
                 Accounts receivable                                           769,000
                 Amounts due from broker                                    (2,372,000)
                 Employee trust                                                561,000
                 Prepaid expenses and other                                   (170,000)
                 Other assets                                                  (79,000)
            Increase (decrease) in:
                 Accounts payable and accrued expenses                      (2,240,000)
                 Undistributed revenue                                         258,000
                                                                          -------------
            Net cash used in operating activities                             (551,000)

Cash flows from investing activities:

      Capital expenditures for oil and gas properties                       (3,833,000)
      Cash acquisition of CEC Resources                                       (144,000)
      Capital expenditures for support equipment                              (145,000)
                                                                          -------------
            Net cash used in investing activities                           (4,122,000)

Cash flows from financing activities:

      Proceeds from note payable                                             6,080,000
      Principal payments on note payable                                    (2,314,000)
      Proceeds from issuance of common stock                                    55,000
                                                                          -------------
            Net cash provided by financing activities                        3,821,000
                                                                          -------------

Net decrease in cash                                                          (852,000)
Cash, beginning of period                                                      995,000
                                                                          -------------
Cash, end of period                                                     $      143,000
                                                                          =============

Supplemental cash flow information:

      Cash paid for interest                                            $      499,000
      Cash paid for taxes                                                       11,000

      The Company acquired 97.5% of the interest of CEC Resources Ltd. in the period (Note 2).



              The accompanying notes are an integral part of these
                             financial statements.

                            CARBON ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     1.  Nature of Operations and Significant Accounting Policies:
         --------------------------------------------------------

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

     The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited but reflect all adjustments which, in the opinion of the management, are necessary to fairly present the Company's financial position at June 30, 2000 and the results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

     All amounts are presented in U.S. dollars unless otherwise stated.

     Principles of Consolidation - The consolidated financial statements include the accounts of Carbon and its subsidiaries all of which are wholly owned, except CEC of which the Company owns approximately 97% of the equity. All significant intercompany transactions and balances have been eliminated.

     Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when purchased to be cash equivalents.

     Amounts Due From Broker - This account generally represents net cash margin deposits held by a brokerage firm for the Company's futures accounts.

     Property and Equipment - The Company follows the full cost method of accounting for its oil and gas properties, whereby all costs incurred in the acquisition, exploration and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and direct overhead related to exploration and development activities) are capitalized.

     Capitalized costs are accumulated on a country-by-country basis and are depleted using the units of production method based on proved reserves of oil and gas. The Company presently has two cost centers - the United States and Canada. For purposes of the depletion calculation, oil and gas reserves are converted to a common unit of measure on the basis of six thousand cubic feet of gas to one barrel of oil. A reserve is provided for the estimated future cost of site restoration, dismantlement and abandonment activities as a component of depletion. Investments in unproved properties are recorded at the lower of cost or fair market value and are not depleted pending the determination of the existence of proved reserves.

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

     Employee Trust - The employee trust represents amounts which will be used to satisfy obligations to persons who have been, or will be, terminated as a result of the Company's acquisition of BFC (see Note 4). The current portion of the employee trust is expected to be disbursed by June 30, 2001.

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

     Upon the acquisition of BFC and CEC the Company assumed open hedge contracts that when marked to market reflected an obligation of $1,733,000 and $553,000 respectively. These obligations were recorded as a liability. At June 30, 2000 these obligations were $1,027,000 and $399,000 for BFC and CEC, respectively. These liabilities will decline as the contracts expire or if the Company exits the position. The recorded liabilities related to hedge positions that will mature within the next twelve months are included as current liabilities. The following tables summarize BFC's and CEC's derivative financial instrument positions on its natural gas and oil production as of June 30, 2000:

           BFC Contracts                                  CEC Contracts

                        Weighted                                   Weighted
                        Average                                     Average
                      Fixed Price                                 Fixed Price
 Year      MMBtu       per MMBtu           Year       MMBtu        per MMBtu
-----    ---------    -----------          -----     -------      -----------
 2000    1,204,000       $ 2.41            2000      476,000        $ 2.32
 2001    1,543,000       $ 2.36            2001      304,000        $ 2.35
         ---------                                   -------
         2,747,000                                   780,000


                        Weighted                                   Weighted
                        Average                                     Average
                      Fixed Price                                 Fixed Price
 Year     Barrels       per Bbl            Year      Barrels        per Bbl
-----    ---------    -----------          -----     -------      -----------
 2000     24,000        $ 20.73            2000      18,000         $ 25.37


     As of June 30, 2000, the Company would have been required to pay $5,053,000 and $1,495,000 to exit the BFC and CEC contracts, respectively.

     In addition, the Company utilizes collars that establish a price between a floor and ceiling to hedge natural gas and oil prices. As of June 30, 2000 CEC had the following natural gas collars in place:

                                     Average            Average
                                      Floor             Ceiling
    Year            MMBtu           per MMBtu          per MMBtu
--------------   -------------   ----------------    ---------------
    2000          58,000             $ 3.38             $ 4.70

    2001          85,000             $ 3.38             $ 4.70


     As of June 30, 2000, the Company would have received $3,000 upon exiting the contracts.

     In June 1998, the Financial Accounting Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of, or method of, adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

     Foreign Currency Translation - The functional currency of CEC, the Company's approximately 97 percent owned Canadian subsidiary, is the Canadian dollar. Assets and liabilities related to the Company's Canadian operations are generally translated at current exchange rates, and related translation adjustments are reported as a component of shareholders' equity. Income statement accounts are translated at the average rates during the period. As a result of the change in the value of the Canadian dollar relative to the US dollar, the Company reported a non cash currency translation adjustment of ($130,000) for the six months ended June 30, 2000.

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

     2.  Acquisition of CEC Resources Ltd.:

     On February 17, 2000 Carbon completed the acquisition of approximately 97% of the stock of CEC. An offer for exchange of Carbon stock for CEC stock resulted in the issuance of 1,482,826 shares of Carbon stock to holders of CEC stock. The acquisition was accounted for as a purchase.

     The adjusted purchase price of $13,811,000 was comprised of the following:

        Current liabilities                                   $  1,041,000
        Open hedges                                                553,000
        Deferred income taxes                                    2,645,000
        Long term debt                                           2,599,000
        Professional fees                                          455,000
        Carbon common stock exchanged                            6,518,000
                                                              ------------
               Total purchase price                           $ 13,811,000
                                                              ============

     The following unaudited pro forma information presents a summary of the consolidated results of operations as if the acquisition had occurred at the beginning of the period presented. Because Carbon was not in existence at June 30, 1999, the pro forma information presented is for the six month period ending June 30, 2000 only.

                                   Six Months
                                     Ended
                                 June 30, 2000
                                 -------------
                                 (unaudited)

        Total revenue            $  10,104,000

        Net income               $     441,000

        Earnings per share:
              Basic              $        0.08
              Diluted            $        0.08

     These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations that actually would have resulted had the combination occurred at the beginning of the period presented, or future results of operations of the consolidated entities.

     3. Long term Debt:

     Debt consisted of the following at June 30, 2000:

      U.S. facility                                  $12,800,000
      Canadian facility                                2,612,000
                                                     -----------
                                                     $15,412,000
      Current portion                                          -
                                                     -----------
      Long term                                      $15,412,000
                                                     ===========

     U.S. Facility

     The Company has an oil and gas reserve-based line-of-credit with U.S. Bank, N.A. The facility had a borrowing base of $15.9 million with outstanding borrowings of $12.8 million at June 30, 2000. Letters of credit totaling $1.5 million were issued at June 30, 2000 which reduces the amount available for borrowings. The facility is secured by certain U.S. oil and gas properties of the Company and is scheduled to convert to a term note on July 1, 2001. This term is scheduled to have a maturity date of either the economic half life of the Company's remaining U.S. based reserves on the date of conversion or July 1, 2006, whichever is earlier. The facility bears interest at a rate equal to LIBOR plus 1.75% or U.S. Bank, N.A. Prime, depending on the option of the Company. The rate was approximately 8.4% at June 30, 2000. The borrowing base is based upon the lender's evaluation of the Company's proved oil and gas reserves, generally determined semi-annually.

     The credit agreement contains various covenants which prohibit or limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties or merge with another entity. The Company is also required to maintain certain financial ratios.

     Credit Facility

     The Company also has an accounts receivable-based credit facility which includes a revolving line-of-credit with U.S. Bank, N.A. which provides for borrowings and letters of credit up to $500,000. There were no outstanding borrowings or letters of credit under this facility at June 30, 2000. This facility bears interest at U.S. Bank, N.A. Prime (9.5% at June 30, 2000). This facility is collateralized by certain trade receivables of the Company and has a maturity date of July 1, 2001.

     Canadian Facility

     The facility with the Canadian Imperial Bank of Commerce (CIBC), has a borrowing base of approximately $4.5 million with outstanding borrowings of $2.6 million at June 30, 2000. The Canadian facility is secured by the Canadian oil and gas properties of the Company. The revolving phase of the Canadian facility will expire on December 31, 2000. If the revolving commitment is not renewed, the loan will be converted into a term loan and will be reduced by way of consecutive monthly payments over a period not to exceed 36 months. The Canadian facility bears interest at the CIBC Prime rate plus 3/4%. The rate was approximately 8.25% at June 30, 2000.

     The Canadian facility contains various covenants which limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties, or merge with another entity.

     The agreement with CIBC also contains a $3.0 million swap facility that provides at the Company's request and subject to market availability, interest rate swaps and forward rate agreements to provide fixed or floating rate funding for part or all of the production loan, commodity swaps covering a portion of the Company's oil and gas production, forward exchange contracts and firm gas purchase and sales transactions.

     4.  Salary Continuation Plan:

     In 1999, BFC established a Salary Continuation Plan (the Plan). The Plan provides for continuation of salary and health, dental, disability, and life insurance benefits for a certain period of time based upon employment contracts or length of service, if the employee is terminated within two years following the effective date of BFC's acquisition by Carbon. The Plan was initially funded with a deposit of $1,546,000 into an employee trust account. Distributions through June 30, 2000 have been $696,000 for employees who were terminated or had their employment contracts terminated. Subsequent to June 30, 2000, additional distributions in the amount of $348,000 will be made to these employees within the next 12 months and the liabilities related to these disbursements are included in current liabilities. The funds to meet this obligation is included in current assets. The liabilities related to these employee terminations were recorded in 1999.

     The employee trust account is restricted from disbursing funds except for the payment of benefits or upon the insolvency of the Company. Trustee fees were minimal for the period ended June 30, 2000. Any remaining amounts in the trust will revert to the Company upon expiration of the trust.

     5.  Commitments and Contingencies:

     Office Lease - The Company entered into various lease agreements, which provides for total minimum rental commitments as follows:

                                                  U.S.          Canada
                                               ---------       --------
               2000 - Remainder of year         $ 97,000       $ 38,000
               2001                              197,000         86,000
               2002                              203,000         86,000
               2003                              208,000         79,000
               2004                              212,000              -
                                               ----------      ---------
                                               $ 917,000       $289,000
                                               ==========      =========


     6.  Stock Options and Award Plans:

     In 1999, the Company adopted a stock option plan. All salaried employees of the Company and its subsidiaries are eligible to receive both incentive stock options and nonqualified stock options. Directors and consultants who are not employees of the Company or its subsidiaries are eligible to receive non-qualified stock options, but not incentive stock options under the plan. The option price for the incentive stock options granted under the plan are not to be less than 100% of the fair market value of the shares subject to the option. The option price for the nonqualified stock options granted under the plan are not to be less than 85% of the fair market value of the shares subject to the options. The aggregate number of shares of common stock, which may be issued under options granted pursuant to the plan, may not exceed 700,000 shares. A total of 264,500 options outstanding under the CEC Incentive Share Option Plan were exchanged for Carbon options upon the completion of the offer to exchange shares of Carbon for shares of CEC. An additional 197,000 options were also granted during the six months ended June 30, 2000.

     The specific terms of grant and exercise is determined by the Company's Board of Directors unless and until such time as the Board of Directors delegates the administration of the plan to a committee. The options vest over a three year period and expire ten years from the date of grant.

     In 1999, the Company adopted a restricted stock plan for selected employees, directors and consultants of the Company and its subsidiaries. The aggregate number of shares of common stock which may be issued under the plan may not exceed 300,000. The shares vest ratably over 36 months. The Company recognized compensation expense of $30,000 and $57,000 for the second quarter and first six months of 2000, respectively. For financial reporting purposes, the Company presents only vested shares as outstanding.

     7. Income Taxes:

     The income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

                                                           Six Months
                                                             Ended
                                                         June 30, 2000
                                                         -------------
                                                         (in thousands)

Tax expense at 35% of income before income
      taxes                                               $     211
Change in the valuation allowance against
      deferral tax asset                                          2
Tax expense of higher effective rate on
      Canadian income                                            52
Canadian resource allowance                                    (160)
Canadian Crown payments (net of Alberta
      Royalty Tax Credit) not deductible
      for tax purposes                                          129
Other                                                            16
                                                            -------
                                                          $     250
                                                            =======

     The net deferred tax liability by geographic area is comprised of the following:


                                                                  June 30, 2000
                                                   ----------------------------------------
                                                    United States     Canada          Total
                                                   --------------     ------          -----
                                                                  (in thousands)

Federal net operating loss carryforward             $    (960)     $        -       $    (960)
Property and equipment                                    850           2,712           3,562
Other                                                     (18)            (31)            (49)
Valuation allowance                                       128               -             128
                                                    ---------      ----------       ---------

Net deferred tax liability                          $       -      $    2,681       $   2,681
                                                    =========      ==========       =========

     As of June 30, 2000, the Company had a net operating loss carryforward for federal income tax purpose of $2,741,000 which expires in 2020.

     8.  Properties Subject to Tax Credit Agreement:

     During 1995, BFC entered into an agreement to sell 99% of its interest in 14 coal gas wells located in New Mexico that qualified for IRC section 29 tax credits. Under the terms of the agreement BFC is to receive 99% of the net cash flow on the properties until certain cumulative production levels have been reached, at which time the purchaser will receive 100% of the net cash flow until a subsequent production level is reached. Upon reaching the second target, 100% of the cash flows will revert to BFC for substantially the remaining life of the properties. The first production level was reached in January 2000. Due to these contractual agreements, BFC will not be entitled to sales proceeds or be obligated for the cost of operations on these properties until an additional 235,000 Mcf has been produced. The Company estimates this will take approximately fifteen months. During this 15 month period, the Company will still be entitled to receive tax credit benefits estimated to be $150,000.

     9.  Business and Geographical Segments:

     Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). Carbon has two reportable and geographic segments: BFC and CEC, representing oil and gas operations in the United States and Canada, respectively. The segments are strategic business units which operate in unique geographic locations. The segment data presented below was prepared on the same basis as Carbon's consolidated financial statements.

                                                  Three Months          Three Months
                                                     Ended                 Ended
                                                 June 30, 2000         June 30, 2000
                                                     United                                   Consolidated
                                                     States                Canada                Totals
                                                -----------------     -----------------     -----------------

Oil and gas sales                             $        2,249,000    $        1,603,000    $        3,852,000
Gas marketing, transportation, and other                 892,000                     -               892,000
                                                -----------------     -----------------     -----------------
      Total revenues                                   3,141,000             1,603,000             4,744,000

Oil and gas production costs                             790,000               436,000             1,226,000
Gas marketing, transportation, and other                 841,000                     -               841,000
Depreciation and depletion                               905,000               462,000             1,367,000
General and administrative, net                          433,000               322,000               755,000
Interest expense, net                                    210,000                55,000               265,000
                                                -----------------     -----------------     -----------------
      Total operating expenses                         3,179,000             1,275,000             4,454,000

Minority interest in net income                                -                 4,000                 4,000

Income tax                                                     -               168,000               168,000

                                                -----------------     -----------------     -----------------
Net income                                    $          (38,000)   $          156,000    $          118,000
                                                =================     =================     =================

                                                -----------------     -----------------     -----------------
Total assets                                  $       40,599,000    $       14,269,000    $       54,868,000
                                                =================     =================     =================

                                                                                  For the period
                                                                                       from
                                                              Six Months           February 18
                                                                Ended                through
                                                            June 30, 2000         June 30, 2000
                                                                United                                   Consolidated
                                                                States                Canada                Totals
                                                           -----------------     -----------------     -----------------

Oil and gas sales                                        $        4,679,000    $        2,350,000    $        7,029,000
Gas marketing, transportation, and other                          2,425,000                     -             2,425,000
                                                           -----------------     -----------------     -----------------
      Total revenues                                              7,104,000             2,350,000             9,454,000

Oil and gas production costs                                      1,616,000               632,000             2,248,000
Gas marketing, transportation, and other                          2,318,000                     -             2,318,000
Depreciation and depletion                                        1,850,000               667,000             2,517,000
General and administrative, net                                     871,000               435,000             1,306,000
Interest expense, net                                               382,000                78,000               460,000
                                                           -----------------     -----------------     -----------------
      Total operating expenses                                    7,037,000             1,812,000             8,849,000

Minority interest in net income                                           -                 7,000                 7,000

Income tax                                                                -               250,000               250,000

                                                           -----------------     -----------------     -----------------
Net income                                               $           67,000    $          281,000    $          348,000
                                                           =================     =================     =================

                                                           -----------------     -----------------     -----------------
Total assets                                             $       40,599,000    $       14,269,000    $       54,868,000
                                                           =================     =================     =================

     The following unaudited financial statements and accompanying notes are for Bonneville Fuels Corporation, the predecessor company to Carbon Energy Corporation.

                          BONNEVILLE FUELS CORPORATION

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   Three Months            Six Months
                                                                      Ended                   Ended
                                                                  June 30, 1999           June 30, 1999
                                                                  -------------           -------------
                                                                   (unaudited)             (unaudited)
Revenues:
      Oil and gas sales                                           $  2,653,000            $    4,560,000
      Gas marketing and transportation                               2,433,000                 9,950,000
      Other                                                            111,000                   218,000
                                                                  ------------            --------------
                                                                     5,197,000                14,728,000
                                                                  ------------            --------------

Expenses:
      Oil and gas production costs                                   1,010,000                 1,679,000
      Gas marketing and transportation costs                         2,359,000                 9,742,000
      Depreciation, depletion and amortization expense                 726,000                 1,213,000
      General and administrative expense, net                          356,000                   792,000
      Exploration expense                                              395,000                   639,000
      Impairment expense                                                60,000                    60,000
      Interest expense, net                                             91,000                   203,000
                                                                  ------------            --------------
          Total operating expenses                                   4,997,000                14,328,000
                                                                  ------------            --------------
Income before income taxes                                             200,000                   400,000


Income taxes
     Current                                                                 0                         0
     Deferred                                                                0                         0
                                                                  ------------            --------------
                                                                             0                         0
                                                                  ------------            --------------
Net income                                                        $    200,000            $      400,000
                                                                  ============            ==============


              The accompanying notes are an integral part of these
                             financial statements.

                          BONNEVILLE FUELS CORPORATION

                             STATEMENT OF CASH FLOW

                                                                                    Six Months
                                                                                      ended
                                                                                  June 30, 1999
                                                                                  -------------
                                                                                   (unaudited)
Cash flows from operating activities
     Net income (loss)                                                             $    400,000
     Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation, depletion and amortization expense                          1,264,000
            Amortization of loan costs                                                   10,000
            Changes in operating assets and liabilities:
            Decrease (increase) in:
                Accounts receivable, trade                                            2,490,000
                Amounts due from broker                                                (674,000)
                Prepaid expenses and other                                               83,000
            Increase (decrease) in:
                Accounts payable and accrued expenses                                (5,504,000)
                Undistributed revenue                                                   403,000
                                                                                     -----------
         Net cash used in operating activities                                       (1,528,000)

Cash flows from investing activities:
     Capital expenditures for oil and gas properties                                 (3,544,000)
     Other net property and equipment                                                   (59,000)
     Other assets                                                                       (16,000)
                                                                                     -----------
         Net cash used in investing activities                                       (3,619,000)

Cash flows from financing activities:
     Proceeds from note payable                                                       9,099,000
     Principal payments on note payable                                              (6,250,000)
                                                                                     -----------
         Net cash provided by (used in) financing activities                          2,849,000

Net increase (decrease) in cash and equivalents                                      (2,298,000)
Cash, beginning of year                                                               2,742,000
                                                                                     -----------
Cash, end of year                                                                  $    444,000
                                                                                     ===========

Supplemental disclosures of cash flow information:
     Cash paid for interest                                                        $    300,000
                                                                                     ===========




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

     In 1997, the Company began to accrue for future plugging, abandonment, and remediation using the negative salvage value method whereby costs are expensed through additional depletion expense over the remaining economic lives of the wells. Management's estimate of the total future costs to plug, abandon, and remediate the Company's share of all existing wells, including those currently shut in is approximately $3,500,000, net of salvage values. The total amount expensed for this liability was $100,000 and $-0-, for the periods ended June 30, 1999 and 1998, respectively.

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

     Energy Marketing Arrangements - In 1998, BFC entered into an agreement to manage certain natural gas contracts of an unrelated entity. For some contracts, BFC takes title to the gas purchased to service these contracts prior to the sale under the contracts. For these contracts BFC records all revenues, expenses, receivables, and payables associated with the contracts. In contracts where title is not taken, BFC only records the margin associated with the transaction. This agreement was terminated at the end of April 1999.

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

     Income Taxes - The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. BPC includes the Company's operations in its consolidated tax return. Income taxes are allocated by BPC as if the Company was a separate taxpayer.

     Accounting for Hedged Transactions - The Company periodically enters into futures, forwards, and swap contracts as hedges of commodity prices associated with the production of oil and gas and with the purchase and sale of natural gas in order to mitigate the risk of market price fluctuations. Changes in the market value of futures, forwards, and swap contracts are not recognized until the related production occurs or until the related gas purchase or sale takes place. Realized losses from any positions, which were closed early, are deferred and recorded as an asset or liability in the accompanying balance sheet, until the related production, purchase or sale takes place. Gains and losses incurred on these contracts are included in oil and gas revenue or in gas marketing costs in the accompanying statements of operations.

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

     2.  Long -Term Debt:

     The Company has an asset-based line-of-credit with a bank which provides for borrowing up to the borrowing base (as defined). The borrowing base was $16,900,000 at June 30, 1999. Outstanding borrowings were $8,400,000, with interest at a variable rate that approximated 6.7% at June 30, 1999. The Company has issued letters of credit totaling $2,500,000, which further reduces the amount available for borrowing the base. This facility is collateralized by certain oil and gas properties of the Company and is scheduled to convert to a term note on July 1, 2001. This term loan is scheduled to have a maturity of either the economic half life of the Company's remaining reserves on the date of conversion, or July 1, 2006, whichever is earlier. The borrowing base is based upon the lender's evaluation of BFC's proved oil and gas reserves, generally determined semi-annually. The future minimum principal payments under the term note will be dependent upon the bank's evaluation of the Company's reserves at that time.

     The Company also has an accounts receivable-based credit facility which includes a revolving line-of-credit with the bank which provides for borrowings up to $1,500,000. Outstanding borrowings under this facility at June 30, 1999, amounted to $300,000. This facility bears interest at prime (7.75% at June 30, 1999). This facility is collateralized by certain trade receivables of BFC and has a maturity date of July 1, 2001.

     The credit agreement contains various covenants, which prohibit or limit the subsidiary's ability to pay dividends, purchase treasury shares, incur indebtedness, repay debt to the Parent, sell properties or merge with another entity. Additionally, the Company is required to maintain certain financial ratios.

     3.  Commitments:

     Office Lease - the Company leases office space under a noncancellable operation lease. Total rental expense was approximately $73,000 and $57,000 for the periods ended June 30, 1999 and 1998, respectively. Beginning in 1998, the Company has a new lease agreement, which provides for total minimum rental commitments of:

                              1999              $ 73,000
                              2000              $153,000
                              2001              $159,000
                              2002              $166,000
                                                --------
                                                $551,000
                                                ========


     4. Income Taxes:

     The components of the net deferred tax assets are as follows:

                                                           December 31,
                                                              1998
                                                          -------------

        Excess of tax basis over book
        basis of oil and gas properties                   $ 1,873,000

        Deferred tax assets                               $ 1,873,000
        Less valuation allowance                          $(1,873,000)
                                                          ------------

        Net deferred tax assets                           $         -
                                                          ============

     The effective tax rate of the Company differed from the Federal statutory rate primarily due to changes in the valuation allowance on the deferred tax assets.

     5. Concentrations of Credit Risk and Price Risk Management:

     Concentrations of Credit Risk - Substantially all of the Company's accounts receivable at June 30, 1999, result from crude oil and natural gas sales and/or joint interest billings to companies in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, since these entities may be similarly affected by changes in economic or other conditions. In determining whether or not to require collateral from a customer or joint interest owner, the Company analyzes the entity's net worth, cash flows, earnings, and credit ratings. Receivables are generally not collateralized. Historical credit losses incurred on trade receivables by the Company have been insignificant.

     The Company's revenues are predominantly derived from the sale of natural gas and management estimates that over 85% of the value of the Company's properties are derived from natural gas reserves.

     Energy Financial Instruments - BFC uses energy financial instruments and long-term user contracts to minimize its risk of price changes in the spot and fixed price natural gas and crude oil markets. Energy risk management products used include commodity futures and options contracts, fixed-price swaps, and basis swaps. Pursuant to Company guidelines BFC is to engage in these activities only as a hedging mechanism against price volatility associated with pre-existing or anticipated gas or crude oil sales in order to protect profit margins. As of June 30, 1999, BFC has financial and physical contracts which hedge 5.1 bcf (billion cubic feet) of production through December 2001.

     The difference between the current market value of the hedging contracts and the original market value of the hedging contracts was an unfavorable $894,000 as of June 30, 1999. These amounts are not reflected in the accompanying financial statements. In the event energy financial instruments do not qualify for hedge accounting, the difference between the current market value and the original contract value would be currently recognized in the statement of operations. In the event that the energy financial instruments are terminated prior to the delivery of the item being hedged, the gains and losses at the time of the termination are deferred until the period of physical delivery. Such deferrals were immaterial in all periods presented.

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

     7.  Management Retention Bonuses and Employment Contracts:

     The Company has accrued compensation as of June 30, 1999 of $164,000 in accordance with a management retention program approved by the bankruptcy court. The Company has also entered into certain employment contracts with key employees that provide for certain benefits to the employees upon termination without cause.

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On February 17, 2000 Carbon Energy (Carbon) completed its offer to exchange shares of Carbon stock on a share for share basis for shares of CEC Resources Ltd. (CEC) stock, resulting in over 97% of CEC's shareholders exchanging CEC shares for Carbon shares. For the purpose of the management discussion and analysis of the results of operations, the three months ended June 30, 2000 and the period February 18, 2000 through June 30, 2000 are compared to CEC's activity for the same periods in 1999. The discussions of the U.S. operations compare the results of Carbon's 100% owned subsidiary Bonneville Fuels Corporation (BFC) for the three and six month periods ended June 30, 1999 and 2000.

Three months ended June 30, 2000, compared to three months ended June 30, 1999 (second quarter).


                                                         United States                                     Canada
                                                        Three Months Ended                            Three Months Ended
                                                             June 30,                                      June 30,
                                            -----------------------------------------     -----------------------------------------
                                                 2000            1999         Change           2000           1999          Change
                                            -------------   -------------     -------     ------------   -------------      -------
                                                   (Dollars in thousands, except                 (Dollars in thousands, except
                                                 prices and per Mcfe information)              prices and per Mcfe information)

Revenues:
       Natural gas                          $       1,843   $       2,352        -22%     $       1,255  $         802          56%
       Oil and Liquids                                406             301         35%               348            228          53%
                                            -------------   -------------                 -------------  -------------
                   Total                            2,249           2,653        -15%             1,603          1,030          56%

Sales volumes:
       Natural gas (MMcf)                             771           1,232        -37%               478            442           8%
       Oil  and Liquids (Bbl)                      17,245          18,836         -8%            16,215         17,013          -5%

Average price received:
       Natural gas (Mcf)                    $        2.39   $        1.91         25%     $        2.62  $        1.81          45%
       Oil and Liquids (Bbl)                        23.53           15.97         47%             21.49          13.38          61%

Direct lifting costs                        $         339   $         545        -38%     $         209  $         122          71%
Average direct lifting costs/Mcfe                    0.39            0.41         -5%              0.36           0.22          64%
Other production costs                                451             465         -3%               227             68         234%


Gas marketing, transportation and other
    revenue                                 $         892   $       2,544        -65%     $           -  $           -           0%
Gas and electrical marketing expense                  841           2,359        -64%                 -              -           0%
General and administrative, net                       433             356         22%               322            406         -21%
Depreciation, depletion and amortization              905             726         25%               462            412          12%
Exploration and impairment expense                      -             455       -100%                 -              -           0%
Interest expense, net                                 210              91        131%                55             29          89%



Revenues for oil, and gas sales of BFC for the second quarter of 2000 were $2.2 million, a 15% decrease from the prior year period. The decrease was due primarily to production declines in the Permian basin on new wells connected in 1998 and 1999, to properties located in the San Juan basin subject to a tax credit agreement where the Company was not entitled to sales proceeds from these properties for the three months ended June 30, 2000 (see "Financial Condition and Capital Resources"), and to natural production declines in all basins.

Revenues for oil, liquids and gas sales of CEC for the second quarter of 2000 were $1.6 million, a 56% increase from the prior year period. The increase was due primarily to an increase in natural gas production and higher oil, liquids and gas prices.

BFC's average production for the second quarter of 2000 was 190 barrels of oil per day and 8.5 million cubic feet (MMcf) of gas per day, a decrease of 35% on a Mcf equivalent (Mcfe) basis where one barrel of oil is equal to six Mcf of gas. The decrease was primarily attributed to production declines in the Permian basin on new wells connected in 1998 and 1999, to properties located in the San Juan basin subject to a tax credit agreement where the Company was not entitled to sales proceeds from these properties for the three months ended June 30, 2000 (see "Financial Condition and Capital Resources"), and to natural production declines in all basins that average approximately 8% annually. During the quarter, 4 gross wells and 3.1 net wells were drilled compared to 3 gross wells and 2.5 net wells drilled during the second quarter of 1999. Subsequent to the second quarter of 2000, the Company connected six gas wells in the Uinta basin and completed two workovers and one new well in the Permian basin. The Company estimates that these new projects will increase BFC's average production by approximately 2.5 MMcfe per day

CEC's average production for the second quarter 2000 was 178 barrels of oil and liquids per day and 5.3 MMcf of gas per day, an increase of 6% on an Mcfe basis from the same period in 1999. The increase was primarily attributed to acquisitions, successful well workovers and optimization of the Company's compressor facilities. CEC did not have any drilling activity for the second quarter 2000 or the similar period in 1999.

Average oil prices received by BFC increased 47% from $15.97 per barrel in the second quarter of 1999 to $23.53 in the second quarter of 2000. The average oil price includes hedge losses of $59,000 for the second quarter of 2000. There was no oil hedge activity for the similar period in 1999. Average natural gas prices received by BFC increased 25% from $1.91 per Mcf for the second quarter of 1999 to $2.39 per Mcf in 2000. The average natural gas price includes hedge losses of $541,000 for the second quarter of 2000 and hedge gains of $36,000 for the similar period in 1999.

Average oil and liquids prices received by CEC increased 61% from $13.38 per barrel for the second quarter of 1999 to $21.49 for the same period in 2000. The average price includes hedge losses of $35,000 for the second quarter of 2000. There was no oil hedge activity for the similar period in 1999. Average natural gas prices received by CEC increased 45% from $1.81 per Mcf for the second quarter of 1999 to $2.62 for the same period in 2000. The average natural gas price includes hedge losses of $168,000 for the second quarter of 2000 compared to a $1,000 loss for the same period in 1999.

Direct lifting costs incurred by BFC were $339,000 or $.39 per Mcfe for the second quarter of 2000 compared to $545,000 or $.41 per Mcfe for 1999. The decrease was related to workover expenses incurred during the second quarter of 1999 and prior period charges for gas processing fees billed to BFC in 1999.

Other production costs incurred by BFC consisting of production taxes and overhead, were $451,000 for the second quarter of 2000 compared to $465,000 for the similar period in 1999. The decrease was attributable to lower severance taxes due to reduced production, partially offset by an increase in oil and gas prices.

Direct lifting costs incurred by CEC were $209,000 or $.36 per Mcfe for the second quarter of 2000 compared to $122,000 or $.22 per Mcfe for 1999. The increase was primarily due to credits received by the Company in 1999 for gas processing fees related to prior periods.

Other production costs incurred by CEC consisting of net crown and other royalty expense were $227,000 for the second quarter of 2000 compared to $68,000 for the similar period in 1999. The increase was attributable to a rise in net crown royalties due to higher oil and gas prices.

Exploration and impairment expense was recorded by the Company's predecessor, BFC, under the successful efforts method of accounting and consists primarily of unsuccessful drilling and geological and geophysical costs. Effective as of the date of the acquisition of BFC, Carbon utilizes the full cost method of accounting. Under this method, all exploration costs associated with continuing efforts to acquire or review prospects and outside geological and seismic consulting work are capitalized.

General and administrative expenses incurred by BFC, net of third party reimbursements for the second quarter of 2000 were $433,000 compared to $356,000 for the same period in 1999. The increase was due to costs related to a change in the location of administrative offices of the Company and reporting, printing and regulatory filings relating to the Company being a publicly held company in 2000.

General and administrative expenses incurred by CEC for second quarter 2000 were $322,000, a $84,000 or 21% decrease from the same period in 1999. The decrease was primarily due to lower professional fees, contracted services and allocated overhead for U.S. corporate services.

Interest and other expenses incurred by BFC, rose to $210,000 in the second quarter of 2000, a $119,000 or 131% increase from the prior year period. Interest expense increased as a result of higher average debt balances on the Company's debt. The average interest rate for the second quarter of 2000 was 8.1% compared to 6.7% for the similar period in 1999.

Interest and other expenses incurred by CEC, rose to $55,000 for the second quarter 2000, a $26,000 increase from the similar period in 1999. Interest expense increased as a result of higher average debt balances on the Company's debt.

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

DD&A expense for BFC for the second quarter of 2000 was $905,000 an increase of $179,000 or 25% from the 1999 level. Depletion expense was $1.03 per Mcfe for the second quarter of 2000 compared to $.54 per Mcfe in 1999. The increase was primarily driven by the increased property costs recorded as a result of the acquisition of BFC.

DD&A expense for CEC for the second quarter 2000 was $462,000 an increase of $50,000 or 12% from the 1999 level. The increase resulted primarily from increased production. Depletion expense was $.80 per Mcfe for the second quarter of 2000 compared to $.76 per Mcfe for the same period in 1999.

Results of Operations

Six months ended June 30, 2000, compared to six months ended June 30, 2000 for BFC and the period February 18 through June 30, 2000 compared to the period February 18 through June 30, 1999 for CEC.

                                                                                                            Canada
                                                             United States                           For the Period from
                                                            Six Months Ended                         February 18 through
                                                                June 30,                                  June 30,
                                            -----------------------------------------     -----------------------------------------
                                                 2000            1999         Change           2000           1999          Change
                                            -------------   -------------     -------     ------------   -------------      -------
                                                  (Dollars in thousands, except                 (Dollars in thousands, except
                                                 prices and per Mcfe information)              prices and per Mcfe information)

Revenues:
       Natural gas                          $       3,869   $       4,110         -6%     $       1,808  $       1,049          72%
       Oil and Liquids                                810             450         80%               542            301          80%
                                            -------------   -------------                 -------------  -------------
                   Total                            4,679           4,560          3%             2,350          1,350          74%

Sales volumes:
       Natural gas (MMcf)                           1,616           2,121        -24%               704            586          20%
       Oil  and Liquids (Bbl)                      33,497          33,684         -1%            23,921         24,295          -2%

Average price received:
       Natural gas (Mcf)                    $        2.39   $        1.94         24%     $        2.57  $        1.79          43%
       Oil and Liquids (Bbl)                        24.18           13.36         81%             22.66          12.36          83%

Direct lifting costs                        $         742   $         857        -13%     $         317  $         187          70%
Average direct lifting costs/Mcfe                    0.41            0.37         11%              0.37           0.26          42%
Other production costs                                874             822          6%               315             94         235%

Gas marketing, transportation and other
    revenue                                 $       2,425   $      10,168        -76%     $           -  $           -           0%
Gas and electrical marketing expense                2,318           9,742        -76%                 -              -           0%
General and administrative, net                       871             792         10%               435            573         -24%
Depreciation, depletion and amortization            1,850           1,213         53%               667            550          21%
Exploration and impairment expense                      -             699       -100%                 -              -           0%
Interest expense, net                                 382             203         88%                78             33         135%



Revenues for oil and gas sales of BFC for the first six months of 2000 were $4.7 million, a 3% increase from the prior year period. The increase was due primarily to increased oil and gas prices partially offset by production declines in the Permian basin on new wells connected in 1998 and 1999, to properties located in the San Juan basin subject to a tax credit agreement where the Company was not entitled to sales proceeds from these properties for the six months ended June 30, 2000 (see "Financial Condition and Capital Resources"), and to natural declines in all basins.

Revenues for oil, liquids and gas sales of CEC for the period February 18 through June 30, 2000 were $2.4 million, a 74% increase from the prior year period. The increase was due primarily to increased natural gas production and higher oil, liquids and gas prices.

BFC's average production for the first six months of 2000 was 184 barrels of oil per day and 8.9 million cubic feet (MMcf) of gas per day, a decrease of 22% on a Mcf equivalent (Mcfe) basis where one barrel of oil is equal to six Mcf of gas. The decrease was primarily attributed to production declines in the Permian basin on new wells connected in 1998 and 1999, to properties located in the San Juan basis subject to a tax credit agreement where the Company was not entitled to sales proceeds from these properties for the six months ended June 30, 2000 (see "Financial Condition and Capital Resources"), and to natural declines in all basins that average approximately 8% annually. During the six months ended June 30, 2000, 8 gross wells and 5.7 net wells were drilled compared to 5 gross wells and 3.4 net wells drilled during the same period in 1999. Subsequent to the first six months of 2000, the Company connected six gas wells in the Uinta basin and completed two workovers and one new well in the Permian basin. The Company estimates that these new projects will increase BFC's average production by approximately 2.5 MMcfe per day

CEC's average production for the period February 18 through June 30, 2000 was 177 barrels of oil and liquids per day and 5.2 MMcf of gas per day, an increase of 16% on an Mcfe basis from the same period in 1999. The increase was primarily attributed to acquisitions, successful well workovers and optimization of the Company's compressor facilities. CEC did not have any drilling activity for the period February 18 through June 30, 1999 and 2000.

Average oil prices received by BFC increased 81% from $13.36 per barrel in the first six months of 1999 to $24.18 in the first six months of 2000. The average oil price includes hedge losses of $102,000 for the first six months of 2000. There was no oil hedge activity for the similar period in 1999. Average natural gas prices received by BFC increased 24% from $1.94 per Mcf for the first six months of 1999 to $2.39 per Mcf in 2000. The average natural gas price includes hedge losses of $402,000 for the first six months of 2000 and hedge gains of $342,000 for the similar period in 1999.

Average oil and liquids prices received by CEC increased 83% from $12.36 per barrel for the period from February 18 through June 30, 1999 to $22.66 for the same period in 2000. The average price includes hedge losses of $35,000 for the period February 18 through June 30, 2000. There was no oil hedge activity for the similar period in 1999. Average natural gas prices received by CEC increased 43% from $1.79 per Mcf for the period from February 18 through June 30, 1999 to $2.57 for the same period in 2000. The average natural gas price includes hedge loss of $158,000 for the period February 18 through June 30, 2000 compared to a $21,000 gain for the same period in 1999.

Direct lifting costs incurred by BFC were $742,000 or $.41 per Mcfe for the first six months of 2000 compared to $857,000 or $.37 per Mcfe for the same period in 1999. The decrease was related to workover expenses incurred during the first six months of 1999 and prior period charges for gas processing fees billed to BFC in 1999. The increase in direct lifting costs for the first six months of 2000 on a Mcfe basis were due to lower production on a per well basis.

Other production costs incurred by BFC consisting of production taxes and overhead were $874,000 for the first six months of 2000 compared to $822,000 for the similar period in 1999. The increase was attributable to higher severance taxes due to increased oil and gas prices partially offset by a reduction in production.

Direct lifting costs incurred by CEC were $317,000 or $.37 Mcfe for the period February 18 through June 30, 2000 compared to $187,000 or $.26 per Mcfe for the same period in 1999. The increase was primarily due to credits received by the Company in 1999 for gas processing fees related to prior periods.

Other production costs incurred by CEC consisting of net crown and other royalty expense was $315,000 for the period February 18 through June 30, 2000 compared to $94,000 for the same period in 1999. The increase was attributable to a rise in net crown royalties due to higher oil and gas prices.

Exploration and impairment expense was recorded by the Company's predecessor, BFC, under the successful efforts method of accounting and consists primarily of unsuccessful drilling and geological and geophysical costs. Effective as of the date of the acquisition of BFC, Carbon utilizes the full cost method of accounting. Under this method, all exploration costs associated with continuing efforts to acquire or review prospects and outside geological and seismic consulting work are capitalized.

General and administrative expenses incurred by BFC, net of overhead reimbursements for the first six months of 2000 were $871,000 compared to $792,000 for the same period in 1999. The increase was due to costs related to a change in the location of administrative offices of the Company and reporting, printing and regulatory filings relating to the Company being a publicly held company in 2000.

General and administrative expenses incurred by CEC for the period February 18 through June 30, 2000 were $435,000, a $138,000 or 24% decrease from the same period in 1999. The decrease was primarily due to lower professional fees, contracted services, and allocated overhead from U.S. corporate services.

Interest and other expenses incurred by BFC, rose to $382,000 in the first six months of 2000, a $179,000 or 88% increase from the prior year period. Interest expense increased as a result of higher average debt balances on the Company's debt. The average interest rate for the first six months was 7.9% compared to 7.0% in the first six months of 1999.

Interest and other expenses incurred by CEC, rose to $78,000 for the period February 18 through June 30, 2000, a $45,000 increase from the similar period in 1999. Interest expense increased as a result of higher average debt balances on the Company's debt.

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

DD&A expense for BFC for the first six months of 2000 was $1,850,000 an increase of $637,000 or 53% from the 1999 level. Depletion expense was $1.02 per Mcfe for the first six months of 2000 compared to $.52 per Mcfe in 1999. The increase was primarily attributable to increased property costs recorded as a result of the acquisition of BFC.

DD&A expense for CEC for the period from February 18 through June 30, 2000 was $667,000 an increase of $117,000 or 21% from the 1999 level. The increase resulted primarily from increased production. Depletion expense was $.79 per Mcfe for the period February 18 through June 30, 2000 compared to $.75 per Mcfe for the same period in 1999.

Financial Condition and Capital Resources

At June 30, 2000, Carbon had $54.9 million of assets. Total capitalization was $46.6 million, of which 67% was represented by stockholders' equity and 33% by debt. During the six months ended June 30, 2000, net cash used by operations was $551,000, as compared to $1.5 million used in the first six months of 1999 for the Company's predecessor BFC. Excluding changes in working capital, net cash provided by operating activities for the Company for the six months ended June 30, 2000 was $2.7 million compared to $1.7 million for the Company's predecessor BFC for the same period in 1999. At June 30, 2000, there were no significant commitments for capital expenditures. The Company anticipates 2000 capital expenditures, exclusive of acquisitions, to approximate $8.0 million. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures using internal cash flow and bank borrowings. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

U.S. Facility

The Company has an oil and gas reserve-based line-of-credit with U.S. Bank, N.A. The facility had a borrowing base of $15.9 million with outstanding borrowings of $12.8 million at June 30, 2000. Letters of credit totaling $1.5 million were issued at June 30, 2000 which reduces the amount available for borrowings. The facility is secured by certain U.S. oil and gas properties of the Company and is scheduled to convert to a term note on July 1, 2001. This term is scheduled to have a maturity date of either the economic half life of the Company's remaining U.S. based reserves on the date of conversion or July 1, 2006, whichever is earlier. The facility bears interest at a rate equal to LIBOR plus 1.75% or U.S. Bank, N.A. Prime, depending on the option of the Company. The rate was approximately 8.4% at June 30, 2000. The borrowing base is based upon the lender's evaluation of the Company's proved oil and gas reserves, generally determined semi-annually.

The credit agreement contains various covenants which prohibit or limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties or merge with another entity. The Company is also required to maintain certain financial ratios.

Credit Facility

The Company also has an accounts receivable-based credit facility which includes a revolving line-of-credit with U.S. Bank, N.A. which provides for borrowings and letters of credit up to $500,000. There were no outstanding borrowings or letters of credit under this facility at June 30, 2000. This facility bears interest at U.S. Bank, N.A. Prime (9.5% at June 30, 2000). This facility is collateralized by certain trade receivables of the Company and has a maturity date of July 1, 2001.

Canadian Facility

The facility with the Canadian Imperial Bank of Commerce (CIBC), has a borrowing base of approximately $4.5 million with outstanding borrowings of $2.6 million at June 30, 2000. The Canadian facility is secured by the Canadian oil and gas properties of the Company. The revolving phase of the Canadian facility will expire on December 31, 2000. If the revolving commitment is not renewed, the loan will be converted into a term loan and will be reduced by way of consecutive monthly payments over a period not to exceed 36 months. The Canadian facility bears interest at the CIBC Prime rate plus 3/4%. The rate was approximately 8.25% at June 30, 2000.

The Canadian facility contains various covenants which limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties, or merge with another entity.

The agreement with CIBC also contains a $3.0 million swap facility that provides at the Company's request and subject to market availability, interest rate swaps and forward rate agreements to provide fixed or floating rate funding for part or all of the production loan, commodity swaps covering a portion of the Company's oil and gas production, forward exchange contracts and firm gas purchase and sales transactions.

During 1995, BFC entered into an agreement to sell 99% of its interest in 14 coal gas wells located in New Mexico that qualified for IRC section 29 tax credits. Under the terms of the agreement BFC is to receive 99% of the net cash flow on the properties until certain cumulative production levels have been reached, at which time the purchaser will receive 100% of the net cash flow until a subsequent production level is reached. Upon reaching the second target, 100% of the cash flows will revert to BFC for substantially the remaining life of the properties. The first production level was reached in January 2000. Due to these contractual agreements, BFC will not be entitled to sales proceeds or be obligated for the cost of operations on these properties until an additional 235,000 Mcf has been produced. The Company estimates this will take approximately fifteen months. During this 15 month period, the Company will still be entitled to receive tax credit benefits estimated to be $150,000.

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

Certain Factors That May Affect Future Results

Statements that are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration expenditures, drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and natural gas, business strategies, expansion and growth of the Company's operations, cash flow and anticipated liquidity, prospect development and property acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. Although the Company believes that the expectation reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable it can give no assurance that such expectation and assumptions will prove to be correct. Factors that could cause actual results to differ materially (Cautionary Disclosures) are described, among other places, in the Marketing, Competition, and Regulation sections of the Company's 1999 Form 10-K and under "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors include, but are not limited to general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, and regulatory developments. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

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

Market and Commodity Risk

Interest Rate Risk

Market risk is estimated as the potential change in the fair value of interest sensitive instruments resulting from an immediate hypothetical change in interest rates. The sensitivity analysis presents the change in the fair value of these instruments and changes in the Company's earnings and cash flows assuming an immediate one percent change in floating interest rates. As the Company presently has only floating rate debt, interest rate changes would not affect the fair value of these floating rate instruments but would impact future earnings and cash flows, assuming all other factors are held constant. The carrying amount of the Company's floating rate debt approximates its fair value. At June 30, 2000, the Company had $12.8 million of floating rate debt through its facility with U.S. Bank, NA, and $2.6 million through its facility with CIBC. Assuming constant debt levels, earnings and cash flow impacts for the next twelve month period from June 30, 2000 due to a one percent change in interest rates would be approximately $128,000 before taxes for the facility with the U.S. bank and $26,000 before taxes for the facility with the Canadian bank.

Foreign Currency Risk

The Canadian dollar is the functional currency of CEC and is subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. The Company has not entered into any foreign current forward contracts or other similar financial investments to manage this risk.

Commodity Price Risk

Oil and gas commodity markets are influenced by global as well as regional supply and demand. World wide political events can also impact commodity prices. The Company uses certain financial instruments in an attempt to manage commodity price risk. The Company attempts to manage these risks by minimizing its commodity price exposure through the use of derivative contracts as described in
Note 1 to the June 30, 2000 financial statements of Carbon and Note 5 to the June 30, 1999 financial statements of BFC. These tools include, but are not limited to commodity futures and option contracts, fixed-price swaps, basis swaps, and term sales contracts. Gains and losses on these contracts are deferred and recognized in income as an adjustment to oil and gas sales revenue during the period in which the physical product to which the contract relates to is actually sold.

The following tables summarize the Company's derivative financial instrument position on its natural gas and oil production as of June 30, 2000.


         BFC Contracts                              CEC Contracts

                          Weighted                                 Weighted
                          Average                                   Average
                        Fixed Price                               Fixed Price
 Year       MMBtu        per MMBtu           Year      MMBtu       per MMBtu
-----     ---------     -----------          -----    -------     -----------
 2000     1,204,000        $ 2.41            2000     476,000       $ 2.32
 2001     1,543,000        $ 2.36            2001     304,000       $ 2.35
          ---------                                   -------
          2,747,000                                   780,000

                          Weighted                                 Weighted
                          Average                                   Average
                        Fixed Price                               Fixed Price
 Year      Barrels        per Bbl            Year     Barrels       per Bbl
-----     ---------     -----------          -----    -------     -----------
 2000      24,000         $ 20.73            2000     18,000        $ 25.37


As of June 30, 2000, the Company would have been required to pay $5,053,000 and $1,495,000 to exit the BFC and CEC contracts, respectively.

In addition, the Company utilizes collars that establish a price between a floor and ceiling to hedge natural gas and oil prices. As of June 30, 2000 CEC had the following natural gas collars in place:

                                     Average            Average
                                      Floor             Ceiling
    Year            MMBtu           per MMBtu          per MMBtu
--------------   -------------   ----------------    ---------------
    2000           58,000             $ 3.38             $ 4.70

    2001           85,000             $ 3.38             $ 4.70

As of June 30, 2000, the Company would have received $3,000 upon exiting the contracts.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a Company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of, or method of, adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

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

                           PART II - OTHER INFORMATION

Items 1 - 5.      Not applicable

Item 6.           (a)  Exhibits

                  27 - Financial Data Schedule*

(b) No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 2000.

                  *Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    CARBON ENERGY CORPORATION
                                                            Registrant

Date:      August 14, 2000               By /s/  Patrick R. McDonald
           ------------------            ---------------------------------------
                                         President and Chief Executive Officer


Date:      August 14, 2000               By /s/  Kevin D. Struzeski
           ------------------            ---------------------------------------
                                         Treasurer and Chief Financial Officer