Form 10-Q
period 2000-09-30
CARBON ENERGY CORP
filed 2000-11-14
CIK 1096019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2000
                                    ----------------------
                                       Or

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                                   -------------------      --------------------

Commission File Number:                       1-15639
                                  ----------------------------------

                            CARBON ENERGY CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Colorado                                       84-1515097
----------------------------------------------- -------------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                       Identification No.)

     1700 Broadway, Suite 1150, Denver, CO                      80290
---------------------------------------------------- --------------------------
    (Address of principal executive offices)                  (Zip Code)

                                 (303) 863-1555
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                               Yes     X        No
                                     ----              -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the

                Class                         Outstanding at November 7, 2000
------------------------------------       ------------------------------------
      Common stock, no par value                   6,052,826 shares

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                            CARBON ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,               December 31,
                                                                                    2000                        1999
                                                                                --------------              -------------
 ASSETS                                                                            (unaudited)

Current assets:
      Cash                                                                     $       529,000           $        995,000
      Current portion of employee trust                                                 55,000                    881,000
      Accounts receivable, trade                                                     3,323,000                  2,286,000
      Accounts receivable, other                                                       261,000                     69,000
      Amounts due from broker                                                        3,311,000                  1,250,000
      Prepaid expenses and other                                                       679,000                    107,000
                                                                                --------------              -------------
              Total current assets                                                   8,158,000                  5,588,000
                                                                                --------------              -------------

Property and equipment, at cost:
      Oil and gas properties, using the full cost method of accounting:
          Unproved properties                                                        7,597,000                  7,879,000
          Proved properties                                                         43,802,000                 25,020,000
      Furniture and equipment                                                          334,000                    214,000
                                                                                --------------              -------------
                                                                                    51,733,000                 33,113,000

          Less accumulated depreciation, depletion and amortization                 (4,567,000)                  (627,000)
                                                                                --------------              -------------
              Property and equipment, net                                           47,166,000                 32,486,000
                                                                                --------------              -------------
Other assets:
      Deferred acquisition costs                                                             -                    310,000
      Deposits and other                                                               347,000                    245,000
      Employee trust                                                                   652,000                    669,000
                                                                                --------------              -------------
              Total other assets                                                       999,000                  1,224,000
                                                                                --------------              -------------
Total assets                                                                   $    56,323,000             $   39,298,000
                                                                                ==============              =============




   The accompanying notes are an integral part of these financial statements.

                            CARBON ENERGY CORPORATION

                                                                                 September 30,               December 31,
                                                                                    2000                        1999
                                                                                --------------              -------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY                              (unaudited)

Current liabilities:
      Accounts payable and accrued expenses                                    $     3,834,000            $    4,391,000
      Accrued production taxes payable                                                 508,000                   367,000
      Income taxes payable                                                             217,000                         -
      Undistributed revenue                                                          1,022,000                   598,000
                                                                                --------------              ------------
              Total current liabilities                                              5,581,000                 5,356,000
                                                                                --------------              ------------

Long term debt                                                                      16,660,000                 9,100,000

Other long term liabilities                                                            118,000                   527,000

Deferred income taxes                                                                2,579,000                         -

Commitments and contingencies (Note 5)
Minority interest                                                                       11,000                         -
Stockholders' equity:
      Preferred stock, no par value:
          10,000,000 shares authorized, none outstanding                                     -                         -
      Common stock, no par value:
          20,000,000 shares authorized, issued, and
             6,017,459 shares and 4,510,000 shares outstanding
             at September 30, 2000 and December 31, 1999, respectively              31,303,000                24,806,000
      Retained earnings (accumulated deficit)                                           29,000                  (491,000)
      Currency translation adjustment                                                   42,000                         -
                                                                                --------------              ------------
              Total stockholders' equity                                            31,374,000                24,315,000
                                                                                --------------              ------------
Total liabilities and stockholders' equity                                     $    56,323,000             $  39,298,000
                                                                                ==============              ============

   The accompanying notes are an integral part of these financial statements.

                            CARBON ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Three Months                     Nine Months
                                                                   Ended                            Ended
                                                             September 30, 2000              September 30, 2000
                                                            -------------------              ------------------
                                                             (unaudited)                      (unaudited)
Revenues:
      Oil and gas sales                                    $          4,384,000             $        11,413,000
      Gas marketing and transportation                                  709,000                       3,012,000
      Other                                                              86,000                         208,000
                                                            -------------------              ------------------
                                                                      5,179,000                      14,633,000

Expenses:
      Oil and gas production costs                                    1,578,000                       3,826,000
      Gas marketing transportation and other                            816,000                       3,134,000
      Depreciation, depletion and amortization expense                1,517,000                       4,034,000
      General and administrative expense, net                           748,000                       2,054,000
      Interest expense, net                                             323,000                         783,000
                                                            -------------------              ------------------
          Total operating expenses                                    4,982,000                      13,831,000

      Minority interest                                                   4,000                          11,000
                                                            -------------------              ------------------
                                                                        193,000                         791,000

      Income taxes:
          Current                                                        75,000                         240,000
          Deferred                                                      (54,000)                         31,000
                                                            -------------------              ------------------
      Net income                                           $            172,000             $           520,000
                                                            ===================              ==================

Earings per share:
      Basic                                                $               0.03             $              0.09
      Diluted                                                              0.03                            0.09

Average number of common shares
   outstanding (in thousands):
      Basic                                                               6,015                           5,755
      Diluted                                                             6,075                           5,801




   The accompanying notes are an integral part of these financial statements.

                            CARBON ENERGY CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  For the Nine Months Ended September 30, 2000
                                   (Unaudited)




                                                                            Retained
                                             Common Stock                   Earnings            Currency
                                    --------------------------------      (Accumulated        Translation
                                      Shares           Amount                 Deficit)         Adjustment             Total
                                    ------------  ------------------    ----------------  ------------------     --------------

Balances, December 31, 1999           4,510,000    $     24,806,000      $     (491,000)   $              -    $     24,315,000

Issuance of common stock              1,507,459           6,497,000                   -                   -           6,497,000

Currency translation adjustment               -                   -                   -              42,000              42,000

Net income                                    -                   -             520,000                   -             520,000

                                    ------------  ------------------    ----------------  ------------------  ------------------
Balances, September 30, 2000          6,017,459    $     31,303,000      $       29,000    $         42,000    $     31,374,000
                                    ============  ==================    ================  ==================  ==================


   The accompanying notes are an integral part of these financial statements.

                            CARBON ENERGY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                      Nine Months
                                                                         Ended
                                                                  September 30, 2000
                                                                ------------------------
                                                                      (unaudited)
Cash flows from operating activities:
      Net income                                              $                 520,000
      Adjustments to reconcile net income to net cash
         provided by opertating activities:
           Depreciation, depletion and amortization expense                   4,034,000
           Deferred income tax                                                   31,000
           Minority interest                                                     11,000
           Employee stock grants                                                 87,000
           Changes in operating assets and liabilities:
           Decrease (increase) in:
               Accounts receivable                                             (350,000)
               Amounts due from broker                                       (2,062,000)
               Prepaid expenses and other                                      (675,000)
               Other assets                                                     (43,000)
           Increase (decrease) in:
               Accounts payable and accrued expenses                         (1,020,000)
               Undistributed revenue                                            552,000
                                                                ------------------------
           Net cash provided by operating activities                          1,085,000

Cash flows from investing activities:

      Capital expenditures for oil and gas properties                        (6,397,000)
      Acquisition of CEC Resources                                             (146,000)
      Capital expenditures for support equipment                               (121,000)
                                                                ------------------------
           Net cash used in investing activities                             (6,664,000)

Cash flows from financing activities:

      Proceeds from note payable                                             23,621,000
      Principal payments on note payable                                    (18,563,000)
      Proceeds from issuance of common stock                                     55,000
                                                                ------------------------
           Net cash provided by financing activities                          5,113,000
                                                                ------------------------

Net decrease in cash                                                           (466,000)
Cash, beginning of period                                                       995,000
                                                                ------------------------
Cash, end of period                                           $                 529,000
                                                                ========================

Supplemental cash flow information:

      Cash paid for interest                                  $               1,017,000
      Cash paid for taxes                                                        46,000

      The Company acquired 97.5% of the common stock of CEC Resources Ltd. in the period (Note 2).

   The accompanying notes are an integral part of these financial statements.

                            CARBON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Nature of Operations and Significant Accounting Policies:

Carbon Energy Corporation (Carbon) was incorporated in September, 1999 under the laws of the State of Colorado to facilitate the acquisition of Bonneville Fuels Corporation (BFC) and subsidiaries. The acquisition of BFC closed on October 29, 1999 and was accounted for as a purchase. In February 2000, Carbon completed an offer to exchange shares of Carbon for shares of CEC Resources, Ltd. (CEC), an Alberta, Canada company. Over 97% of the shareholders of CEC accepted the offer for exchange. This acquisition closed on February 17, 2000 and was also accounted for as a purchase as further described in Note 2. Collectively, Carbon, CEC, BFC and its subsidiaries are referred to as the Company. The Company's operations currently consist of the acquisition, exploration, development, and production of oil and natural gas properties located primarily in Colorado, Kansas, New Mexico, Utah, and the Canadian provinces of Alberta and Saskatchewan.

The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited but reflect all adjustments which, in the opinion of the management, are necessary to fairly present the Company's financial position at September 30, 2000 and the results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. All amounts are presented in U.S. dollars unless otherwise stated.

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

Employee Trust - The employee trust represents amounts which will be used to satisfy obligations to persons who have been, or will be, terminated as a result of the Company's acquisition of BFC (see Note 4). The current portion of the employee trust is expected to be disbursed by September 30, 2001.

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

Upon the acquisition of BFC and CEC the Company assumed open hedge contracts that when marked to market reflected an obligation of $1,733,000 and $553,000 respectively. These obligations were recorded as a liability. At September 30, 2000 these obligations were $772,000 and $265,000 for BFC and CEC, respectively. These liabilities will decline as the contracts expire or if the Company exits the position. The recorded liabilities related to hedge positions that will mature within the next twelve months are included as current liabilities. The following tables summarize BFC's and CEC's derivative financial instrument positions on its natural gas and oil production as of September 30, 2000:

    BFC Contracts                              CEC Contracts
                            Weighted                                  Weighted
                             Average                                   Average
                           Fixed Price                               Fixed Price
 Year            MMBtu      per MMBtu        Year       MMBtu         per MMBtu
------        ---------    -----------       -----     -------       -----------
 2000           522,000      $ 2.49          2000      183,000         $ 2.46
 2001         1,543,000      $ 2.36          2001      391,000         $ 2.71
              ---------                                -------
              2,065,000                                574,000


                            Weighted                                  Weighted
                             Average                                   Average
                           Fixed Price                               Fixed Price
 Year        Barrels         per Bbl         Year      Barrels         per Bbl
------      ---------      -----------       -----     -------       -----------
 2000        12,000          $ 20.14         2000       9,000          $ 25.37



As of September 30, 2000, the Company would have been required to pay $5,044,000 and $1,306,000 to exit the BFC and CEC contracts, respectively.

In addition, the Company utilizes collars that establish a price between a floor and ceiling to hedge natural gas and oil prices. As of September 30, 2000 CEC had the following natural gas collars in place:

                              Average        Average
                               Floor         Ceiling
   Year          MMBtu       per MMBtu      per MMBtu
-----------    ----------   ------------   ------------
   2000           58,000         $ 3.50         $ 4.86

   2001           85,000         $ 3.50         $ 4.86


As of September 30, 2000, the Company would have been required to pay $31,000 upon exiting these contracts.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In June 1999, the FASB issued SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133," which deferred SFAS 133's effective date to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS 133. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability at its fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

The Company will adopt SFAS 133 effective January 1, 2001. If the Company's derivative financial instruments qualify for special hedge accounting treatment under SFAS 133, changes in fair value will be recognized in other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. Any hedge ineffectiveness will be charged currently to earnings. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements. The affect on the Company's earnings and other comprehensive income as a result of the adoption of SFAS 133 will vary from period to period and will be dependent upon prevailing oil and gas prices, the volatility of forward prices for such commodities, the volumes of production hedged and the time period covered by such hedges.

Foreign Currency Translation - The functional currency of CEC is the Canadian dollar. Assets and liabilities related to the Company's Canadian operations are generally translated at current exchange rates, and related translation adjustments are reported as a component of shareholders' equity. Income statement accounts are translated at the average rates during the period. As a result of the change in the value of the Canadian dollar relative to the US dollar, the Company reported a non cash currency translation adjustment of $42,000 for the nine months ended September 30, 2000.

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

The adjusted purchase price of $13,811,000 was comprised of the following:


Current liabilities                                 $ 1,041,000
Open hedges                                             553,000
Deferred income taxes                                 2,645,000
Long term debt                                        2,599,000
Professional fees                                       455,000
Carbon common stock exchanged                         6,518,000
                                                   -------------
              Total purchase price                 $ 13,811,000
                                                   =============



The following unaudited pro forma information presents a summary of the consolidated results of operations as if the acquisition had occurred at the beginning of the period presented. Because Carbon was in existence for only 17 days during September 1999, the pro forma information presented is for the nine month period ending September 30, 2000 only.

                             Nine Months
                                Ended
                          September 30, 2000
                        ----------------------
                            (unaudited)

Total revenue         $            15,283,000

Net income            $               613,000

Earnings per share:
     Basic            $                  0.11
     Diluted          $                  0.11

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations that actually would have resulted had the combination occurred at the beginning of the period presented, or future results of operations of the consolidated entities.

3. Long term Debt:

Debt consisted of the following at September 30, 2000:

      U.S. facility                                         $13,899,000
      Canadian facility                                       2,761,000
                                                     -------------------
                                                             16,660,000
      Current portion                                                 -
                                                     -------------------
      Long term                                             $16,660,000
                                                     ===================


U.S. Facility

The Company moved its credit facility from U.S. Bank National Association to Wells Fargo Bank West, National Association in the third quarter of 2000.

The facility is an oil and gas reserve-based line-of-credit and had a borrowing base of $16.9 million with outstanding borrowings of $13.9 million at September 30, 2000. The facility is secured by certain U.S. oil and gas properties of the Company and is scheduled to convert to a term note on October 1, 2002. This facility is scheduled to have a maturity date of either the economic half life of the Company's remaining U.S. based reserves on the last day of the revolving period, or July 1, 2006, whichever is earlier. The facility bears interest at a rate equal to LIBOR plus 1.75% or Wells Fargo Bank West Prime, at the option of the Company. The rate was approximately 9.5% at September 30, 2000. The borrowing base is based upon the lender's evaluation of the Company's proved oil and gas reserves, generally determined semi-annually.

The credit agreement contains various covenants, which prohibit or limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties or merge with another entity. The Company is also required to maintain certain financial ratios.

Canadian Facility

The facility with the Canadian Imperial Bank of Commerce (CIBC), has a borrowing base of approximately $4.4 million with outstanding borrowings of $2.8 million at September 30, 2000. The Canadian facility is secured by the Canadian oil and gas properties of the Company. The revolving phase of the Canadian facility will expire on December 31, 2000. If the revolving commitment is not renewed, the loan will be converted into a term loan and will be reduced by consecutive monthly payments over a period not to exceed 36 months. The Canadian facility bears interest at the CIBC Prime rate plus 3/4%. The rate was approximately 8.25% at September 30, 2000.

The Canadian facility contains various covenants which limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties, or merge with another entity.

The agreement with CIBC also contains a $3.0 million swap facility that provides at the Company's request and subject to market availability, commodity swaps covering a portion of the Company's oil and gas production, forward exchange contracts and firm gas purchase and sales transactions.

4.       Salary Continuation Plan:

In 1999, BFC established a Salary Continuation Plan (the Plan). The Plan provides for continuation of salary and health, dental, disability, and life insurance benefits for a certain period of time, based upon employment contracts or length of service if the employee is terminated within two years following the effective date of BFC's acquisition by Carbon. The Plan was initially funded with a deposit of $1,546,000 into an employee trust account. Distributions through September 30, 2000 have been $888,000 for employees who were terminated or had their employment contracts terminated. Subsequent to September 30, 2000, additional distributions in the amount of $55,000 will be made to these employees within the next 12 months and the liabilities related to these disbursements are included in current liabilities. The funds to meet this obligation are included in current assets. The liabilities related to these employee terminations were recorded in 1999.

The employee trust account is restricted from disbursing funds except for the payment of benefits or upon the insolvency of the Company. Trustee fees were minimal for the nine month period ended September 30, 2000. Any remaining amounts in the trust will revert to the Company upon expiration of the trust.

5.       Commitments and Contingencies:

Office Lease - The Company entered into various lease agreements, which provide for total minimum rental commitments as follows:

                                                       U.S.             Canada
                                                 ------------        -----------
              2000 - Remainder of year              $ 49,000           $ 19,000
              2001                                   197,000             86,000
              2002                                   203,000             86,000
              2003                                   208,000             79,000
              2004                                   212,000                  -
                                                 ------------        -----------

                                                   $ 869,000           $270,000
                                                 ============        ===========

6.       Stock Options and Award Plans:

In 1999, the Company adopted a stock option plan. All salaried employees of the Company and its subsidiaries are eligible to receive both incentive stock options and nonqualified stock options. Directors and consultants who are not employees of the Company or its subsidiaries are eligible to receive non-qualified stock options, but not incentive stock options under the plan. The option price for the incentive stock options granted under the plan are not to be less than 100% of the fair market value of the shares subject to the option. The option price for the nonqualified stock options granted under the plan is not to be less than 85% of the fair market value of the shares subject to the options. The aggregate number of shares of common stock, which may be issued under options granted pursuant to the plan, may not exceed 700,000 shares. A total of 264,500 options outstanding under the CEC Incentive Share Option Plan were exchanged for Carbon options upon the completion of the offer to exchange shares of Carbon for shares of CEC. An additional 197,000 options were also granted during the nine months ended September 30, 2000.

The specific terms of grant and exercise is determined by the Company's Board of Directors unless and until such time as the Board of Directors delegates the administration of the plan to a committee. The options vest over a three year period and expire ten years from the date of grant.

In 1999, the Company adopted a restricted stock plan for selected employees, directors and consultants of the Company and its subsidiaries. The aggregate number of shares of common stock which may be issued under the plan may not exceed 300,000. The Company granted 10,000 shares of restricted stock during the nine months ended September 30, 2000. The shares vest ratably over 36 months. The Company recognized compensation expense of $30,000 and $87,000 for the third quarter and first nine months of 2000, respectively. For financial reporting purposes, the Company presents only vested shares as outstanding.

7. Income Taxes:

The income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

                                                         Nine Months
                                                           Ended
                                                     September 30, 2000
                                                    ----------------------
                                                       (in thousands)

Tax expense at 35% of income before income
      taxes                                       $                   276
Change in the valuation allowance against
      deferral tax asset                                              (27)
Tax expense of higher effective rate on
      Canadian income                                                  29
Canadian resource allowance                                          (309)
Canadian Crown payments (net of Alberta
      Royalty Tax Credit) not deductible
      for tax purposes                                                269
Other                                                                  33
                                                    ----------------------
                                                  $                   271
                                                    ======================

The net deferred tax liability by geographic area is comprised of the following:



                                                             September 30, 2000
                                              -------------------------------------------------
                                               United States        Canada            Total
                                              ---------------  ---------------  ---------------
                                                                (in thousands)

Federal net operating loss carryforward      $        (1,731) $              -  $         (1,731)
Property and equipment                                 1,628             2,620             4,248
Other                                                    (18)              (41)              (59)
Valuation allowance                                      121                 -               121
                                              --------------   ---------------   ---------------
Net deferred tax liability                   $             -  $          2,579  $          2,579
                                              ==============   ===============   ===============

As of September 30, 2000, the Company had a net operating loss carryforward for federal income tax purpose of $4,947,000 which expires in 2020.

8.       Properties Subject to Tax Credit Agreement:

During 1995, BFC entered into an agreement to sell 99% of its interest in 14 coal gas wells located in New Mexico that qualified for IRC section 29 tax credits. Under the terms of the agreement, BFC is to receive 99% of the net cash flow on the properties until certain cumulative production levels are reached, at which time the counterparty will receive 100% of the net cash flow until the second production level is reached. Upon reaching the second level, 100% of the cash flows will revert to BFC for substantially the remaining life of the properties.

Upon review of the agreement, it was discovered that both production levels had been reached prior to 2000. According to the agreement, the counter party was to have received 100% of the net cash flows for the period approximating December 1998 through early November 1999. Net cash flows for this period were $178,000. Substantially all of the adjustment relates to periods prior to October 29, 1999, the date that Carbon acquired BFC. This adjustment was recorded as an increase to the purchase price of BFC by Carbon of $178,000 and as a liability to the counter party to the agreement, included in accounts payable and accrued expenses.

BFC had been crediting the account of the counter party for 100% of the net cash flow on the related properties from January 2000 until it was discovered that the second production level had been reached. BFC has adjusted its records to recognize oil and gas sales income, severance taxes, and operating expenses for the periods from January through June 2000. The adjustments relating to the first and second quarters of 2000 were made in the third quarter of 2000. The adjustment was to increase oil and gas sales by $255,000, severance taxes by $20,000, and lease operating expenses by $56,000.

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


                                                       Three Months              Three Months
                                                          Ended                     Ended
                                                    September 30, 2000        September 30, 2000
                                                          United                                        Consolidated
                                                          States                    Canada                 Totals
                                                  -----------------------   -----------------------   -----------------

Oil and gas sales                               $              2,785,000  $              1,599,000  $        4,384,000
Gas marketing, transportation, and other                         795,000                         -             795,000
                                                  -----------------------   -----------------------   -----------------
      Total revenues                                           3,580,000                 1,599,000           5,179,000

Oil and gas production costs                                   1,024,000                   554,000           1,578,000
Gas marketing, transportation, and other                         745,000                    71,000             816,000
Depreciation and depletion                                     1,079,000                   438,000           1,517,000
General and administrative, net                                  452,000                   296,000             748,000
Interest expense, net                                            270,000                    53,000             323,000
                                                  -----------------------   -----------------------   -----------------
      Total operating expenses                                 3,570,000                 1,412,000           4,982,000

Minority interest in net income                                        -                     4,000               4,000

Income tax                                                             -                    21,000              21,000

                                                  -----------------------   -----------------------   -----------------
Net income                                      $                 10,000  $                162,000  $          172,000
                                                  =======================   =======================   =================

                                                  -----------------------   -----------------------   -----------------
Total assets                                    $             41,591,000  $             14,732,000  $       56,323,000
                                                  =======================   =======================   =================

                                                                                For the period
                                                                                     from
                                                       Nine Months               February 18
                                                          Ended                    through
                                                    September 30, 2000        September 30, 2000
                                                          United                                        Consolidated
                                                          States                    Canada                 Totals
                                                  -----------------------   -----------------------   -----------------

Oil and gas sales                               $              7,464,000  $              3,949,000  $       11,413,000
Gas marketing, transportation, and other                       3,220,000                                     3,220,000
                                                  -----------------------   -----------------------   -----------------
      Total revenues                                          10,684,000                 3,949,000          14,633,000

Oil and gas production costs                                   2,640,000                 1,186,000           3,826,000
Gas marketing, transportation, and other                       3,063,000                    71,000           3,134,000
Depreciation and depletion                                     2,929,000                 1,105,000           4,034,000
General and administrative, net                                1,323,000                   731,000           2,054,000
Interest expense, net                                            652,000                   131,000             783,000
                                                  -----------------------   -----------------------   -----------------
      Total operating expenses                                10,607,000                 3,224,000          13,831,000

Minority interest in net income                                        -                    11,000              11,000

Income tax                                                             -                   271,000             271,000

                                                  -----------------------   -----------------------   -----------------
Net income                                      $                 77,000  $                443,000  $          520,000
                                                  =======================   =======================   =================

                                                  -----------------------   -----------------------   -----------------
Total assets                                    $             41,591,000  $             14,732,000  $       56,323,000
                                                  =======================   =======================   =================


10.      Subsequent Event:

On November 13, 2000, the Company signed an agreement to sell its San Juan Basin properties for $7.5 million subject to certain conditions. The effective date of the sale is September 1, 2000 and the expected closing date is January 5, 2001.

For comparative purposes, Carbon is required to present unaudited statements of income for the three and nine month periods ended September 30, 1999 and the unaudited statement of cash flow for the nine month period ended September 30, 1999 and the accompanying notes to these financial statements for BFC, the predecessor company to Carbon. The acquisition for BFC by Carbon closed on October 29, 1999.

                          BONNEVILLE FUELS CORPORATION

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                               Three Months                      Nine Months
                                                                  Ended                             Ended
                                                            September 30, 1999               September 30, 1999
                                                         -----------------------           ----------------------
                                                               (unaudited)                       (unaudited)

Revenues:
      Oil and gas sales                                 $              2,170,000          $             6,730,000
      Gas marketing and transportation                                 1,109,000                       11,059,000
      Other                                                              247,000                          465,000
                                                         -----------------------           ----------------------
                                                                       3,526,000                       18,254,000
                                                         -----------------------           ----------------------

Expenses:
      Oil and gas production costs                                       772,000                        2,451,000
      Gas marketing and transportation costs                           1,267,000                       11,009,000
      Depreciation, depletion and amortization expense                   576,000                        1,789,000
      General and administrative expense, net                            193,000                          985,000
      Exploration expense                                                 42,000                          681,000
      Impairment expense                                                       0                           60,000
      Interest expense, net                                              143,000                          346,000
                                                         -----------------------           ----------------------
                                                                       2,993,000                       17,321,000
                                                         -----------------------           ----------------------
                                                                         533,000                          933,000


Income taxes:
      Current                                                                  0                                0
      Deferred                                                                 0                                0
                                                         -----------------------           ----------------------
                                                                               0                                0
                                                         -----------------------           ----------------------
Net income                                              $                533,000          $               933,000
                                                         =======================           ======================


   The accompanying notes are an integral part of these financial statements.

                          BONNEVILLE FUELS CORPORATION

                             STATEMENT OF CASH FLOW

                                                                              Nine Months
                                                                                 ended
                                                                           September 30, 1999
                                                                         -----------------------
                                                                              (unaudited)
Cash flows from operating activities:
     Net income (loss)                                                 $                933,000
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation, depletion and amortization expense                           1,775,000
           Amortization of loan costs                                                    14,000
           Changes in operating assets and liabilities:
           Decrease (increase) in:
              Accounts receivable, trade                                              2,759,000
              Amounts due from broker                                                (1,226,000)
              Prepaid expenses and other                                                 42,000
           Increase (decrease) in:
              Accounts payable and accrued expenses                                  (5,132,000)
              Undistributed revenue                                                     101,000
                                                                         -----------------------
        Net cash used in operating activities                                          (734,000)

Cash flows from investing activities:
     Capital expenditures for oil and gas properties                                 (4,691,000)
     Other net property and equipment                                                    (1,000)
     Other assets                                                                        38,000
                                                                         -----------------------
        Net cash used in investing activities                                        (4,654,000)

Cash flows from financing activities:
     Proceeds from note payable                                                       9,750,000
     Principal payments on note payable                                              (6,800,000)
                                                                         -----------------------
        Net cash provided by (used in) financing activities                           2,950,000

Net increase (decrease) in cash and equivalents                                      (2,438,000)
Cash, beginning of year                                                               2,742,000
                                                                         -----------------------
Cash, end of year                                                      $                304,000
                                                                         =======================

Supplemental disclosures of cash flow information:
     Cash paid for interest                                            $                300,000
                                                                         =======================



   The accompanying notes are an integral part of these financial statements.

                          BONNEVILLE FUELS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Nature of Operations and Significant Accounting Policies:

Nature of Operation - Bonneville Fuels Corporation (BFC), a wholly owned subsidiary of Bonneville Pacific Corporation (BPC), was incorporated in the State of Colorado in April 1987 and began doing business in June 1987. BFC owns four subsidiaries, Bonneville Fuels Marketing Corporation (BFMC), Bonneville Fuels Management Corporation (BFM Corp.), Bonneville Fuels Operating Corporation
(BFO), and Colorado Gathering Corporation (CGC). Collectively, these entities are referred to as the Company. The Company's principal operations include exploration for and production of oil and gas reserves, marketing of natural gas, and gathering of natural gas. From time to time the Company also purchases and resells electricity.

These financial statements are prepared in accordance with generally accepted accounting principles and require the use of management's estimates. These statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the results of its operations and of its cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation - The consolidated financial statements include the accounts of BFC and its four wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in the accompanying consolidated financial statements.

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

In 1997, the Company began to accrue for future plugging, abandonment, and remediation using the negative salvage value method whereby costs are expensed through additional depletion expense over the remaining economic lives of the wells. Management's estimate of the total future costs to plug, abandon, and remediate the Company's share of all existing wells, including those currently shut in, is approximately $3,500,000, net of salvage values. The total amount expensed for this liability was $150,000 and $-0-, for the periods ended September 30, 1999 and 1998, respectively.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for Impairment of Long-Lived Assets. This statement limits net capitalized costs of proved and unproved oil and gas properties to the aggregate undiscounted future net revenues related to each field. If the net capitalized costs exceed the limitation, impairment is provided to reduce the carrying value of the properties in the field to estimated actual value. The impairment is included as a reduction of gross oil and gas properties in the accompanying balance sheets. In the first nine months of 1999, the Company incurred impairment cost of $60,000. In 1998, the Company recorded impairment cost of $1,858,000. Factors causing the impairment of oil and gas properties were the decline in oil prices worldwide and re-assessment of reserve values on certain producing properties in 1998, and re-assessment of reserve values on a drilling venture in 1999.

Gains and losses are generally recognized upon the sale of interests in proved oil and gas properties based on the portion of the property sold. For sales of partial interests in unproved properties, the Company treats the proceeds as a recovery of costs with no gain recognized until all costs have been recovered.

Revenue Recognition - The Company recognizes revenue for oil and gas production upon delivery of the commodity to the purchaser.

The Company records sales and related cost of sales on Gas and Electricity Marketing transactions using the accrual method of accounting (i.e., the transaction is recorded when the commodity is purchased and/or delivered).

Undistributed Revenue - Represents amounts due to other owners of jointly owned oil and gas properties for their revenue from the properties.

Energy Marketing Arrangements - In 1998, BFC entered into an agreement to manage certain natural gas contracts of an unrelated entity. For contracts under which BFC takes title to the gas which services these contracts, BFC records all revenue, expense, receivables and payables associated with the contracts. In contracts where title is not taken, BFC records only the margin associated with the transaction. This agreement was terminated at the end of April 1999.

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

Gas Balancing - The Company uses the sales method of accounting for amounts received from natural gas sales resulting from production credited to the Company in excess of its revenue interest share. Under this method, all proceeds from production credited to the Company are recorded as revenue until such time as the Company has produced its share of related estimated remaining reserves. Thereafter, additional amounts received are recorded as a liability.

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

Contingent Liabilities - The Company accrued a liability in the amount of $250,000 for well connect fees in the nine months ended September 30, 1999. The estimated liability arose as a result of a 1997 well connect agreement as it was determined in the current year that a liability under this agreement was reasonably possible.

Reclassifications - Certain reclassifications have been made to conform the 1999 financial statements to the presentation in 1998. These reclassifications had no effect on net income.

2.       Long-Term Debt:

The Company has an asset-based line-of-credit with a bank, which provides for borrowing up to the borrowing base (as defined). The borrowing base was $16,556,667 on September 30, 1999. Outstanding borrowings amounted to $8,800,000, with interest at a variable rate that approximated 7.2% at September 30, 1999. The Company has issued letters of credit totaling $2,250,000, which reduce the amount available for borrowing under the base. This facility is collateralized by certain oil and gas properties of the Company and is scheduled to convert to a term note on July 1, 2001. This term loan is scheduled to have a maturity of either the economic half life of the Company's remaining reserves on the date of conversion, or July 1, 2006, whichever is earlier. The borrowing base is based upon the lender's evaluation of BFC's proved oil and gas reserves, generally determined semi-annually. The future minimum principal payments under the term note will be dependent upon the bank's evaluation of the Company's reserves at that time.

The Company also has an accounts receivable-based credit facility which includes a revolving line-of-credit with the bank, which provides for borrowings up to $1,500,000. There were no borrowings under this facility at September 30, 1999. This facility bears interest at prime (8.25% at September 30, 1999). This facility is collateralized by certain trade receivables of BFC and has a maturity date of July 2, 2001.

The credit agreement contains various covenants which, prohibit or limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, repay debt to the Parent, sell properties or merge with another entity. Additionally, the Company is required to maintain certain financial ratios.

3.       Commitments:

Office Lease - The Company leases office space under a non-cancellable operating lease. Total rental expense was approximately $110,000 and $100,000 for the periods ended September 30, 1999 and 1998, respectively. Beginning in 1998, the Company has a new lease agreement, which provides for total minimum rental commitments of:


1999 (balance of year)                                 $ 37,000
2000                                                    153,000
2001                                                    159,000
2002                                                    166,000
                                                   -------------
                                                      $ 515,000
                                                   =============

4.       Income Taxes:

The components of the net deferred tax asset are as follows:

                                                                   December 31,
                                                                       1998
                                                                 ---------------
Excess of tax basis over book basis of oil and gas properties       $ 1,873,000
                                                                 ---------------
Deferred tax asset                                                    1,873,000
Less valuation allowance                                             (1,873,000)
                                                                 ---------------
Net deferred tax asset                                              $         -
                                                                 ===============


The Company has not accrued an income tax liability for the nine months ending September 30, 1999 due to the availability of intangible drilling costs, which will essentially eliminate taxable net income.

The effective tax rate of the Company differed from the Federal statutory rate primarily due to changes in the valuation allowance on the deferred tax asset.

5.       Concentrations of Credit Risk and Price Risk Management:

Concentrations of Credit Risk - Substantially all of the Company's accounts receivable at September 30, 1999 result from crude oil and natural gas sales and/or joint interest billings to companies in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, since these entities may be similarly affected by changes in economic or other conditions. In determining whether or not to require collateral from a customer or joint interest owner, the Company analyzes the entity's net worth, cash flows, earnings, and credit ratings. Receivables are generally not collateralized. Historical credit losses incurred on trade receivables by the Company have been insignificant.

The Company's revenues are predominantly derived from the sale of natural gas. Management estimates that over 85% of the value of the Company's properties is derived from natural gas reserves.

Energy Financial Instruments - BFC uses energy financial instruments and long-term user contracts to minimize its risk of price changes in the spot and fixed price natural gas and crude oil markets. Energy risk management products used include commodity futures and option contracts, fixed-price swaps, and basis swaps. Pursuant to company guidelines, BFC is to engage in these activities only as a hedging mechanism against price volatility associated with pre-existing or anticipated gas or crude oil sales in order to protect profit margins. As of September 30, 1999 and 1998, BFC has financial and physical contracts which hedge 4.4 bcf (billion cubic feet) and 5.5 bcf of production, respectively, through December 2001.

The difference between the current market value of the hedging contracts and the original market value of the hedging contracts was an unfavorable $1,755,000 and a favorable $48,000 as of September 30, 1999 and 1998, respectively. These amounts are not reflected in the accompanying financial statements. In the event energy financial instruments do not qualify for hedge accounting, the difference between the current market value and the original contract value would be currently recognized in the statement of operations. In the event that the energy financial instruments are terminated prior to the delivery of the item being hedged, the gains and losses at the time of the termination are deferred until the period of physical delivery. Such deferrals were immaterial in all periods presented.

6.       Financial Instruments:

SFAS Nos. 107 and 127 requires certain entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, management's best estimate is that the carrying amount of cash, receivables, notes payable, undistributed revenue, and accrued expenses approximates fair value of these instruments. See Note 5 for a discussion regarding the fair value of energy financial instruments.

7.       Subsequent Event:

On October 29, 1999, Carbon Energy Corporation acquired BFC in its entirety. The purchase price for all of the stock of BFC was $23,581,000 plus debt, net of working capital, of approximately $6,500,000 that remains BFC.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On February 17, 2000 Carbon Energy (Carbon) completed its offer to exchange shares of Carbon stock on a share for share basis for shares of CEC Resources Ltd. (CEC) stock, resulting in over 97% of CEC's shareholders exchanging CEC shares for Carbon shares. For the purpose of the management discussion and analysis of the financial condition and results of operations, the three months ended September 30, 2000 and the period February 18, 2000 through September 30, 2000 are compared to CEC's activity for the same periods in 1999. The discussions of the U.S. operations compare the results of Carbon's 100% owned subsidiary Bonneville Fuels Corporation (BFC) for the three and nine month periods ended September 30, 1999 and 2000.

Three months ended September 30, 2000, compared to three months ended September 30, 1999 (third quarter).


                                                       United States                                       Canada
                                                       Three Months Ended                             Three Months Ended
                                                         September 30,                                  September 30,
                                             ------------------------------------           ------------------------------------
                                                  2000         1999       Change                2000          1999       Change
                                             ------------  -----------    -------           -----------  ------------    -------
                                                 (Dollars in thousands, except                  (Dollars in thousands, except
                                                prices and per Mcfe information)               prices and per Mcfe information)
Revenues:
      Natural gas                            $      2,364  $     1,832        29%           $     1,308  $        697        88%
      Oil and Liquids                                 421          338        25%                   291           205        42%
                                              -----------   ----------                       ----------   -----------
               Total                                2,785        2,170        28%                 1,599           902        77%

Sales volumes:
      Natural gas (MMcf)                              912        1,007        (9%)                  453           387        17%
      Oil  and Liquids (Bbl)                       17,666       16,216         9%                17,910        11,518        55%


Average price received:
      Natural gas (Mcf)                      $       2.59  $      1.82        42%           $      2.89  $       1.80        61%
      Oil and Liquids (Bbl)                         23.83        20.84        14%                 16.25         17.80        (9%)


Direct lifting costs                         $        434  $       411         4%           $       217  $        155        40%
Average direct lifting costs/Mcfe                    0.43         0.37        62%                  0.39          0.34        15%
Other production costs                                590          361        64%                   337            95       255%


Gas marketing, transportation
   and other revenue                         $        795  $     1,356       (41%)          $         -  $          -         0%
Gas and electrical marketing expense                  745        1,267       (41%)                    -             -         0%
General and administrative, net                       452          193       134%                   296           276         7%
Depreciation, depletion and amortization            1,079          576        87%                   438           401         9%
Exploration and impairment expense                      -           42      (100%)                    -             -         0%
Interest expense, net                                 270          143        89%                    53            66       (19%)



Revenues for oil, and gas sales of BFC for the third quarter of 2000 were $2.8 million, a 28% increase from the prior year period. The increase was due primarily to increased oil and gas prices and adjustments for properties subject to tax credit agreements (See Note 8 to the Financial Statements of Carbon) partially offset by production declines in the Permian Basin on new wells connected in 1998 and 1999.

Revenues for oil, liquids and gas sales of CEC for the third quarter of 2000 were $1.6 million, a 77% increase from the prior year period. The increase was due primarily to increased oil, liquid and gas production and higher gas prices.

BFC's average production for the third quarter of 2000 was 192 barrels of oil per day and 10.0 million cubic feet (MMcf) of gas per day, a decrease of 8% on a Mcf equivalent (Mcfe) basis where one barrel of oil is equal to six Mcf of gas. The decrease was primarily attributed to production declines in the Permian basin on new wells connected in 1998 and 1999. The decline was partially offset by recognizing 84,000 Mcf of production attributable to the first and second quarters of 2000 on certain properties subject to section 29 tax credits (see
Note 8 to the Financial Statements of Carbon). During the quarter, six gross wells and 1.1 net wells were drilled compared to one gross well and .6 net wells drilled during the third quarter of 1999.

CEC's average production for the third quarter 2000 was 195 barrels of oil and liquids per day and 4.9 Mcf of gas per day, an increase of 22% on an Mcfe basis from the same period in 1999. The increase was primarily attributed to acquisitions, successful well workovers and optimization of the Company's compressor facilities. CEC did not have any drilling activity for the third quarter 2000 nor for the similar period in 1999.

Average oil prices received by BFC increased 14% from $20.84 per barrel in the third quarter of 1999 to $23.83 in the third quarter of 2000. The average oil price includes hedge losses of $126,000 for the third quarter of 2000. There was no oil hedge activity for the similar period in 1999. Average natural gas prices received by BFC increased 42% from $1.82 per Mcf for the third quarter of 1999 to $2.59 per Mcf in 2000. The average natural gas price includes hedge losses of $903,000 for the third quarter of 2000 compared to a $250,000 loss for the same period in 1999.

Average oil and liquids prices received by CEC decreased 9% from $17.80 per barrel for the third quarter of 1999 to $16.25 for the same period in 2000. The average price includes hedge losses of $58,000 for the third quarter of 2000. There was no oil hedge activity for the similar period in 1999. Average natural gas prices received by CEC increased 61% from $1.80 per Mcf for the third quarter of 1999 to $2.89 for the same period in 2000. The average natural gas price includes hedge losses of $384,000 for the third quarter of 2000 compared to a $126,000 loss for the same period in 1999.

Direct lifting costs incurred by BFC were $434,000 or $.43 per Mcfe for the third quarter of 2000 compared to $411,000 or $.37 per Mcfe for 1999. The per Mcfe increase was related to operating approximately the same number of wells with lower production per well. Compared to the same period in 1999, BFC has seen an increase in well service costs due to vendor price increases. This increase was partially offset by well workover expenses incurred during the third quarter of 1999.

Other production costs incurred by BFC consisting of production taxes and overhead, were $595,000 for the third quarter of 2000 compared to $362,000 for the similar period in 1999. The increase was attributable to higher severance taxes due to higher prices, partially offset by a decrease in oil and gas production.

Direct lifting costs incurred by CEC were $217,000 or $.39 per Mcfe for the third quarter of 2000 compared to $155,000 or $.34 per Mcfe for 1999.

Other production costs incurred by CEC consisting of net crown and other royalty expense were $337,000 for the third quarter of 2000 compared to $95,000 for the similar period in 1999. The increase was attributable to a rise in net crown royalties due to higher oil and gas prices.

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

General and administrative expenses incurred by BFC, net of third party reimbursements for the third quarter of 2000 were $452,000 compared to $193,000 for the same period in 1999. In the third quarter of 1999, BFC reversed $60,000 of incentive accruals due to the pending sale of the company to Carbon. For 2000, the increase was primarily due to a lower amount of corporate overhead allocated to production and other operations compared to the same period in 1999, costs for reporting, printing and regulatory filings relating to the Company being a publicly held company in 2000 and increased consulting and travel and entertainment expenses.

General and administrative expenses incurred by CEC for third quarter 2000 were $296,000, a $20,000 or 7% increase from the same period in 1999. The increase was primarily due to higher allocated overhead for U.S. corporate services.

Interest and other expenses incurred by BFC, rose to $270,000 in the third quarter of 2000, a $127,000 or 89% increase from the prior year period. Interest expense increased as a result of higher average debt balances on the Company's debt and higher interest rates. The average interest rate for the third quarter of 2000 was 8.4% compared to 7.0% for the similar period in 1999.

Interest and other expenses incurred by CEC, decreased to $53,000 for the third quarter 2000, a $13,000 decrease from the similar period in 1999. Interest expense decreased as a result of lower average debt balances on the Company's debt.

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

DD&A expense for BFC for the third quarter of 2000 was $1,079,000 an increase of $503,000 or 87% from the 1999 level. DD&A expense was $1.06 per Mcfe for the third quarter of 2000 compared to $.52 per Mcfe in 1999. The increase was primarily driven by the increased property costs recorded as a result of the acquisition of BFC.

DD&A expense for CEC for the third quarter 2000 was $438,000 an increase of $37,000 or 9% from the 1999 level. The increase resulted primarily from increased production. DD&A expense was $.78 per Mcfe for the third quarter of 2000 compared to $.88 per Mcfe for the same period in 1999.

Results of Operations

Nine months ended September 30, 2000, compared to nine months ended September 30, 1999 for BFC and the period February 18 through September 30, 1999 compared to the period February 18 through September 30, 1999 for CEC.


                                                        United States                               For the Period from
                                                       Nine Months Ended                             February 18 through
                                                         September 30,                                  September 30,
                                              -----------------------------------           ------------------------------------
                                                  2000         1999       Change                2000          1999       Change
                                              -----------   ----------    -------            ----------   -----------    -------
                                                 (Dollars in thousands, except                  (Dollars in thousands, except
                                                prices and per Mcfe information)               prices and per Mcfe information)

Revenues:
      Natural gas                            $      6,233  $     5,942         5%           $     3,116  $      1,746        78%
      Oil and Liquids                               1,231          788        56%                   833           506        65%
                                              -----------   ----------                       ----------   -----------
               Total                                7,464        6,730        11%                 3,949         2,252        75%

Sales volumes:
      Natural gas (MMcf)                            2,528        3,128       (19%)                1,157           973        19%
      Oil  and Liquids (Bbl)                       51,163       49,900         3%                41,831        35,813        17%


Average price received:
      Natural gas (Mcf)                      $       2.47  $      1.90        30%           $      2.69  $       1.79        50%
      Oil and Liquids (Bbl)                         24.06        15.79        52%                 19.91         14.13        41%


Direct lifting costs                         $      1,176  $     1,172         0%           $       534  $        342        56%
Average direct lifting costs/Mcfe                    0.41         0.34        21%                  0.38          0.29        31%
Other production costs                              1,464        1,279        14%                   652           189       245%


Gas marketing, transportation
    and other revenue                        $      3,220  $    11,524       (72%)          $         -  $          -         0%
Gas and electrical marketing expense                3,063       11,009       (72%)                    -             -         0%
General and administrative, net                     1,323          985        34%                   731           849       (14%)
Depreciation, depletion and amortization            2,929        1,789        64%                 1,105           951        16%
Exploration and impairment expense                      -          741      (100%)                    -             -         0%
Interest expense, net                                 652          346        88%                   131            99        32%




Revenues for oil and gas sales of BFC for the first nine months of 2000 were $7.5 million, an 11% increase from the prior year period. The increase was due primarily to increased oil and gas prices partially offset by production declines in the Permian basin on new wells connected in 1998 and 1999.

Revenues for oil, liquids and gas sales of CEC for the period February 18 through September 30, 2000 were $3.9 million, a 75% increase from the prior year period. The increase was due primarily to increased oil, liquids and gas production and higher oil, liquids and gas prices.

BFC's average production for the first nine months of 2000 was 187 barrels of oil per day and 9.2 million cubic feet (MMcf) of gas per day, a decrease of 17% on a Mcf equivalent (Mcfe) basis where one barrel of oil is equal to six Mcf of gas. The decrease was primarily attributed to production declines in the Permian basin on new wells connected in 1998 and 1999. During the nine months ended September 30, 2000, 14 gross wells and 6.8 net wells were drilled compared to 7 gross wells and 5.0 net wells drilled during the same period in 1999.

CEC's average production for the period February 18 through September 30, 2000 was 185 barrels of oil and liquids per day and 5.1 MMcf of gas per day, an increase of 19% on an Mcfe basis from the same period in 1999. The increase was primarily attributed to acquisitions, successful well workovers and optimization of the Company's compressor facilities. CEC did not have any drilling activity for the period February 18 through September 30, 1999 and 2000.

Average oil prices received by BFC increased 52% from $15.79 per barrel in the first nine months of 1999 to $24.06 in the first nine months of 2000. The average oil price includes hedge losses of $228,000 for the first nine months of 2000. There was no oil hedge activity for the similar period in 1999. Average natural gas prices received by BFC increased 30% from $1.90 per Mcf for the first nine months of 1999 to $2.47 per Mcf in 2000. The average natural gas price includes hedge losses of $1,305,000 for the first nine months of 2000 and hedge gains of $92,000 for the similar period in 1999.

Average oil and liquids prices received by CEC increased 41% from $14.13 per barrel for the period from February 18 through September 30, 1999 to $19.91 for the same period in 2000. The average price includes hedge losses of $93,000 for the period February 18 through September 30, 2000. There was no oil hedge activity for the similar period in 1999. Average natural gas prices received by CEC increased 50% from $1.79 per Mcf for the period from February 18 through September 30, 1999 to $2.69 for the same period in 2000. The average natural gas price includes hedge loss of $542,000 for the period February 18 through September 30, 2000 compared to a $104,000 loss for the same period in 1999.

Direct lifting costs incurred by BFC were $1,176,000 or $.41 per Mcfe for the first nine months of 2000 compared to $1,172,000 or $.34 per Mcfe for the same period in 1999. The per Mcfe increase was related to operating approximately the same number of wells with lower production per well. Compared to the same period in 1999, BFC has seen an increase in well service costs due to vendor price increases. This increase was partially offset by well workover expenses incurred during 1999.

Other production costs incurred by BFC consisting of production taxes and overhead were $1,464,000 for the first nine months of 2000 compared to $1,279,000 for the similar period in 1999. The increase was primarily due to higher severance taxes due to increased oil and gas prices partially offset by a reduction in production.

Direct lifting costs incurred by CEC were $534,000 or $.38 Mcfe for the period February 18 through September 30, 2000 compared to $342,000 or $.29 per Mcfe for the same period in 1999. The increase was primarily due to credits received by the Company in 1999 for gas processing fees related to prior periods.

Other production costs incurred by CEC consisting of net crown and other royalty expense was $652,000 for the period February 18 through September 30, 2000 compared to $189,000 for the same period in 1999. The increase was attributable to a rise in net crown royalties due to higher oil and gas prices.

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

General and administrative expenses incurred by BFC, net of overhead reimbursements for the first nine months of 2000 were $1,323,000 compared to $985,000 for the same period in 1999. In 1999, BFC reversed $95,000 of incentive accruals due to pending sale of the company to Carbon. For 2000, the increase was primarily due to a lower amount of corporate overhead allocated to production and other operations compared to the same period in 1999, costs related to a change in the location of administrative office of the Company and costs for reporting, printing and regulatory filings relating to the Company being a publicly held company in 2000.

General and administrative expenses incurred by CEC for the period February 18 through September 30, 2000 were $731,000, a $118,000 or 14% decrease from the same period in 1999. The decrease was primarily due to lower professional fees, contracted services, and allocated overhead from U.S. corporate services.

Interest and other expenses incurred by BFC, rose to $652,000 in the first nine months of 2000, a $306,000 or 88% increase from the prior year period. Interest expense increased primarily as a result of higher average debt balances on the Company's debt. The average interest rate for the first nine months was 8.0% compared to 6.8% in the first nine months of 1999.

Interest and other expenses incurred by CEC, rose to $131,000 for the period February 18 through September 30, 2000, a $32,000 increase from the similar period in 1999. Interest expense increased primarily as a result of higher average debt balances on the Company's debt.

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

DD&A expense for BFC for the first nine months of 2000 was $2,929,000 an increase of $1,140,000 or 64% from the 1999 level. DD&A expense was $1.03 per Mcfe for the first nine months of 2000 compared to $.52 per Mcfe in 1999. The increase was primarily attributable to increased property costs recorded as a result of the acquisition of BFC.

DD&A expense for CEC for the period from February 18 through September 30, 2000 was $1,105,000 an increase of $154,000 or 16% from the 1999 level. The increase resulted primarily from increased production. DD&A expense was $.78 per Mcfe for the period February 18 through September 30, 2000 compared to $.80 per Mcfe for the same period in 1999.

Financial Condition and Capital Resources

At September 30, 2000, Carbon had $56.3 million of assets. Total capitalization was $48.0 million, of which 65% was represented by stockholders' equity and 35% by debt. During the nine months ended September 30, 2000, net cash provided by operations was $1,085,000 as compared to $734,000 used in the first nine months of 1999 for the Company's predecessor BFC. Excluding changes in working capital, net cash provided by operating activities for the Company for the nine months ended September 30, 2000 was $4.7 million compared to $2.7 million for the Company's predecessor BFC, for the same period in 1999. At September 30, 2000, there were no significant commitments for capital expenditures. The Company anticipates 2000 capital expenditures, exclusive of acquisitions, to approximate $11 million which reflects additional anticipated fourth quarter projects for CEC. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures using internal cash flow and bank borrowings. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

On November 13, 2000, the Company signed an agreement to sell its San Juan Basin properties for $7.5 million subject to certain conditions. The effective date of the sale is September 1, 2000 and the expected closing date is January 5, 2001. Production from the properties is approximately 1.7 MMcfe per day after royalties net to the Company's interest. The Company expects to use the proceeds from the sale to continue to develop its acreage position in the Piceance Basin of Colorado and the Uintah Basin of Utah.

U.S. Facility

The Company moved its credit facility from U.S. Bank National Association to Wells Fargo Bank West, National Association in the third quarter of 2000.

The facility is an oil and gas reserve-based line-of-credit and had a borrowing base of $16.9 million with outstanding borrowings of $13.9 million at September 30, 2000. The facility is secured by certain U.S. oil and gas properties of the Company and is scheduled to convert to a term note on October 1, 2002. This facility is scheduled to have a maturity date of either the economic half life of the Company's remaining U.S. based reserves on the last day of the revolving period, or July 1, 2006, whichever is earlier. The facility bears interest at a rate equal to LIBOR plus 1.75% or Wells Fargo Bank West Prime, at the option of the Company. The rate was approximately 9.5% at September 30, 2000. The borrowing base is based upon the lender's evaluation of the Company's proved oil and gas reserves, generally determined semi-annually.

The credit agreement contains various covenants, which prohibit or limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties or merge with another entity. The Company is also required to maintain certain financial ratios.

Canadian Facility

The facility with the Canadian Imperial Bank of Commerce (CIBC), has a borrowing base of approximately $4.4 million with outstanding borrowings of $2.8 million at September 30, 2000. The Canadian facility is secured by the Canadian oil and gas properties of the Company. The revolving phase of the Canadian facility will expire on December 31, 2000. If the revolving commitment is not renewed, the loan will be converted into a term loan and will be reduced by consecutive monthly payments over a period not to exceed 36 months. The Canadian facility bears interest at the CIBC Prime rate plus 3/4%. The rate was approximately 8.25% at September 30, 2000.

The Canadian facility contains various covenants which limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties, or merge with another entity.

The agreement with CIBC also contains a $3.0 million swap facility that provides at the Company's request and subject to market availability, commodity swaps covering a portion of the Company's oil and gas production, forward exchange contracts and firm gas purchase and sales transactions.

Carbon's primary cash requirements will be to finance acquisitions, exploration and development expenditures, repayment of debt, and general working capital needs. However, future cash flow is subject to a number of variables including the level of production and oil and natural gas prices and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken. Carbon believes that available borrowings under its credit agreements, projected operating cash flows and the cash on hand will be sufficient to cover its working capital, capital expenditures, planned development activities and debt service requirements for the next 12 months. Nevertheless, Carbon will explore outside funding opportunities including equity or additional debt financings for use in expanding Carbon's operations or in consummating any significant acquisition, Carbon does not know whether any financing can be accomplished on terms that are acceptable to the Company.

Certain Factors That May Affect Future Results

Statements that are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration expenditures, drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and natural gas, business strategies, expansion and growth of the Company's operations, cash flow and anticipated liquidity, prospect development and property acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. Although the Company believes that the expectation reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectation and assumptions will prove to be correct. Factors that could cause actual results to differ materially (Cautionary Disclosures) are described, among other places, in the Marketing, Competition, and Regulation sections of the Company's 1999 Form 10-K and under "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors include, but are not limited to, general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, and regulatory developments. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Market risk is estimated as the potential change in the fair value of interest sensitive instruments resulting from an immediate hypothetical change in interest rates. The sensitivity analysis presents the change in the fair value of these instruments and changes in the Company's earnings and cash flows assuming an immediate one percent change in floating interest rates. As the Company presently has only floating rate debt, interest rate changes would not affect the fair value of these floating rate instruments but would impact future earnings and cash flows, assuming all other factors are held constant. The carrying amount of the Company's floating rate debt approximates its fair value. At September 30, 2000, the Company had $13.9 million of floating rate debt through its facility with Wells Fargo Bank West, and $2.8 million through its facility with CIBC. Assuming constant debt levels, earnings and cash flow impacts for the next twelve month period from September 30, 2000 due to a one percent change in interest rates would be approximately $139,000 before taxes for the facility with the U.S. bank and $28,000 before taxes for the facility with the Canadian bank.

Foreign Currency Risk

The Canadian dollar is the functional currency of CEC and is subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. The Company has not entered into any foreign currency forward contracts or other similar financial investments to manage this risk.

Commodity Price Risk

Oil and gas commodity markets are influenced by global as well as regional supply and demand. World wide political events can also impact commodity prices. The Company uses certain financial instruments in an attempt to manage commodity price risk. The Company attempts to manage these risks by minimizing its commodity price exposure through the use of derivative contracts as described in
Note 1 to the September 30, 2000 financial statements of Carbon and Note 5 to the September 30, 1999 financial statements of BFC. These tools include, but are not limited to commodity futures and option contracts, fixed-price swaps, basis swaps, and term sales contracts. Gains and losses on these contracts are deferred and recognized in income as an adjustment to oil and gas sales revenue during the period in which the physical product to which the contract relates to is actually sold.

The following tables summarize the Company's derivative financial instrument position on its natural gas and oil production as of September 30, 2000:

          BFC Contracts                                CEC Contracts
                            Weighted                                  Weighted
                             Average                                   Average
                           Fixed Price                               Fixed Price
 Year           MMBtu       per MMBtu         Year      MMBtu         per MMBtu
------        ---------    -----------       -----     -------       -----------
 2000           522,000     $ 2.49           2000      183,000         $ 2.46
 2001         1,543,000     $ 2.36           2001      391,000         $ 2.71
              ---------                                -------
              2,065,000                                574,000


                            Weighted                                  Weighted
                             Average                                   Average
                           Fixed Price                               Fixed Price
 Year        Barrels         per Bbl         Year      Barrels         per Bbl
------        ---------    -----------       -----     -------       -----------
 2000        12,000          $ 20.14         2000 4     9,000          $ 25.37



As of September 30, 2000, the Company would have been required to pay $5,044,000 and $1,306,000 to exit the BFC and CEC contracts, respectively.

In addition, the Company utilizes collars that establish a price between a floor and ceiling to hedge natural gas and oil prices. As of September 30, 2000 CEC had the following natural gas collars in place:


                              Average        Average
                               Floor         Ceiling
   Year          MMBtu       per MMBtu      per MMBtu
-----------    ----------   ------------   ------------
   2000           58,000         $ 3.50         $ 4.86

   2001           85,000         $ 3.50         $ 4.86


As of September 30, 2000, the Company would have been required to pay $31,000 upon exiting these contracts.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In June 1999, the FASB issued SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133," which deferred SFAS 133's effective date to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS 133. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability at its fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

The Company will adopt SFAS 133 effective January 1, 2001. If the Company's derivative financial instruments qualify for special hedge accounting treatment under SFAS 133, changes in fair value will be recognized in other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. Any hedge ineffectiveness will be charged currently to earnings. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements. The affect on the Company's earnings and other comprehensive income as a result of the adoption of SFAS 133 will vary from period to period and will be dependent upon prevailing oil and gas prices, the volatility of forward prices for such commodities, the volumes of production hedged and the time period covered by such hedges.

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

                                                     CARBON ENERGY CORPORATION
                                                             Registrant

Date: November 14, 2000                By /s/  Patrick R. McDonald
                                          --------------------------------------
                                          President and Chief Executive Officer

Date: November 14, 2000                By /s/  Kevin D. Struzeski
                                          --------------------------------------
                                          Treasurer and
                                          Chief Financial Officer

                           PART II - OTHER INFORMATION

Items 1 - 5.      Not applicable

Item 6.           (a)  Exhibits

                  10.1 - Credit agreement dated as of September 22, 2000 between Bonneville Fuels Corporation and Wells Fargo Bank West, National Association.*

                  10.2 Financing commitment dated as of September 15, 2000 between CEC Resources Ltd. and Canadian Imperial Bank of Commerce.*

                  27 -     Financial Data Schedule*

                  (b) No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 2000.

                  *Filed herewith