Form 10-K405
period 2000-12-31
CARBON ENERGY CORP
filed 2001-04-02
CIK 1096019

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

          For the Fiscal Year Ended            Commission File Number
              December 31, 2000                       1-15639

                            CARBON ENERGY CORPORATION
             (Exact name of Registrant as specified in its Charter)

                 Colorado                           84-1515097
         (State of Incorporation)      (I.R.S. Employer Identification No.)

        1700 Broadway, Suite 1150                      80290
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock excluding shares held by persons who may be considered affiliates of the registrant as of March 21, 2001 is $8,899,832.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 21, 2001.


                                                                           Outstanding at
                        Class                                              March 21, 2001
                        -----                                              --------------
              Common Stock, no par value                                  6,076,992 shares

    The Company's Proxy Statement for the 2001 Annual Meeting of Shareholders
                   is incorporated by Reference into Part III

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Carbon Energy Corporation (the Company or Carbon) was incorporated on September 14, 1999 under the Colorado Business Corporation Act. The Company's business is comprised of the assets and properties of Bonneville Fuels Corporation (BFC) which conducts the Company's operations in the United States and the assets of CEC Resources Ltd. (CEC) which conducts the Company's operations in Canada. As the parent company, Carbon provides management services to BFC and CEC.

Carbon is an independent oil and gas company engaged in the exploration, development and production of natural gas and crude oil in the United States and Canada. The Company's core areas in the United States include the Piceance Basin in Colorado, the Uintah Basin in Utah, the Permian Basin in New Mexico and Texas and the Hugoton Basin in Southwest Kansas. The Company's core areas in Canada include the Carbon Field area of Central Alberta and Southeast Saskatchewan.

All amounts are presented in U.S. dollars unless otherwise noted.

At December 31, 2000, the Company had 56.8 billion cubic feet of natural gas equivalent ("Bcfe" where one barrel of oil is equivalent to six thousand cubic feet of gas) proved reserves. This was a 9.6 Bcfe or 20% increase from the net proved reserves of 47.1 Bcfe reported at December 31, 1999 for Carbon's subsidiaries, BFC and CEC. Net proved natural gas reserves totaled 51.0 Bcf of gas at December 31, 2000 compared to 43.6 Bcfe at year end 1999, an increase of
7.4 Bcf or 17%. Crude oil and natural gas liquids at December 31, 2000 totaled 968,000 barrels compared to 588,000 barrels at year end 1999, an increase of 380,000 barrels or 65%. Of these proved reserves, approximately 90% on a Mcfe basis are gas and approximately 83% are categorized as proved developed. The reserves had an estimated pretax present value, discounted at 10% of $265 million based upon existing prices and costs at December 31, 2000.

The Company's estimated reserves at December 31, 2000 included volumes attributable to Carbon's working interests in 40 natural gas wells located in the Kutz Field, San Juan County, New Mexico. The Kutz property was sold January 5, 2001. The proved reserves for the Kutz property were estimated to be 38,000 barrels of oil and 5.6 Bcf of natural gas. These reserves had an estimated pretax present value, discounted at 10% of $24 million.

At December 31, 2000, Carbon's U.S. exploration and production operations were comprised of working interests in approximately 265 producing oil and gas wells. Carbon operates 168 of these wells. The Company had an interest in over 148,000 net acres of oil and gas leases primarily located in the Piceance Basin of Colorado, the Uintah Basin of Utah, the Permian Basin of New Mexico and the Hugoton Basin of Southwest Kansas. For the year ended December 31, 2000, the Company's average net production in the United States was 10.3 MMcfe per day.

At December 31, 2000, Carbon's Canadian exploration and production operations were comprised of working interests in 68 producing oil and natural gas wells located in Alberta and Saskatchewan. Carbon operates 33 of these wells. The Company had an interest in over 26,000 net acres of oil and gas leases. The Company's average net production before Crown royalty interest, subsequent to the Company's acquisition of CEC in February 2000, was 6.3 MMcfe per day.

BFC was acquired by the Company on October 29, 1999 in a stock purchase. On August 11, 1999, CEC entered into a stock purchase agreement with Bonneville Pacific Corporation (BPC), parent company of BFC, which provided for the purchase by CEC from BPC all outstanding shares of BFC for $23,858,000 in cash and the assumption of certain liabilities, subject to certain adjustments. Rights and obligations of CEC under the stock purchase agreement were assigned to Carbon. The purchase of BFC stock under the stock purchase agreement was completed by Carbon rather than CEC. Yorktown Energy Partners III, LP (Yorktown) purchased 4,500,000 shares of Carbon for $24,750,000. The funds from this purchase were used to acquire the BFC shares under the stock purchase agreement and to pay expenses incurred in connection with the purchase and related transactions. The total cash purchase price after adjustments for BFC was $23,521,000.

On January 21, 2000, Carbon commenced an exchange offer for shares of CEC. In the exchange offer, Carbon offered to exchange one share of Carbon for each share of CEC. On February 18, 2000, Carbon announced that the Company had completed its offer to exchange Carbon shares for shares of CEC. Of the 1,521,000 outstanding shares of CEC, over 97% of the shares were exchanged. Carbon began trading its shares on the American Stock Exchange on February 24, 2000 under the trading symbol CRB. On February 28, 2000, at the request of CEC, the Securities and Exchange Commission (SEC) approved the delisting of CEC's common stock from the American Stock Exchange (AMEX).

On November 22, 2000, CEC initiated an offer to purchase shares (the Offer) of CEC stock that were not owned by Carbon. The Offer was completed on February 6, 2001. CEC conducted the Offer in order to avoid the administrative costs and time involved in corresponding with a small number of minority shareholders. The Offer was made by CEC at the direction of the Board of Directors of CEC. The Board of Directors of CEC maintained a neutral position in regard to the Offer because of potential conflicts of interest. Of the approximate 39,000 shares of CEC that were not acquired by Carbon in the original Offer to Exchange, approximately 34,000 shares of CEC stock were purchased by CEC pursuant to the Offer. Carbon currently owns 99.7% of the stock of CEC.

BUSINESS STRATEGY

The Company's objective is to build shareholder value through consistent growth in reserves and production and the resultant increase in net asset value, cash flow, and earnings per share. Our business strategy is to grow through the exploitation of existing oil and gas properties by development of proved undeveloped reserves, by the acquisition of complementary working interests and adjacent properties and through the optimization of gathering, compression and processing facilities. In addition, we will conduct exploration activities for oil and gas on our leases. Management believes that the Company's existing infrastructure and its acreage position in the Piceance Basin in Colorado and the Uintah Basin in Utah and the Carbon and Rowley areas of Alberta, Canada provide the Company with a good opportunity to achieve its objectives. The Company will also selectively pursue acquisition opportunities in existing and future core areas.

EMPLOYEES AND OFFICES

As of December 31, 2000, the Company had 25 employees located in Denver, Colorado and six in Calgary, Alberta. None of these employees are represented by a labor union. The Company's executive offices are located at 1700 Broadway, Suite 1150, Denver, Colorado 80290, and its telephone number is (303) 863-1555.

ITEM 2.  PROPERTIES

UNITED STATES
Piceance and Uintah Basins - At December 31, 2000, Carbon owned working interests in 126 producing wells in the Piceance Basin of Colorado and Uintah Basin of Utah. Carbon operates 112 wells of these wells. For the year ended December 31, 2000, the Company did not participate in any drilling activities in these basins. The Company has leasehold rights in approximately 129,000 gross and 106,000 net acres of which approximately 91,000 gross and 73,000 net acres are undeveloped. Carbon's focus in the United States during 2001 is to continue the development of its natural gas properties in the Rocky Mountains, with emphasis on the Piceance and Uintah Basins.

Permian Basin - At December 31, 2000, Carbon owned working interests in 81 producing wells in the Permian Basin of New Mexico and Texas. Carbon operates twelve of these wells. For the year ended December 31, 2000, the Company participated in the drilling of ten wells (2.3 net), of which nine (2.0 net) were completed as oil wells. The Company has leasehold rights in approximately 27,000 gross and 9,000 net acres of which approximately 10,000 gross and 4,000 net acres are undeveloped.

Hugoton Basin - At December 31, 2000, Carbon owned working interest in 18 producing wells in the Hugoton Basin of Southwestern Kansas. Carbon operates four of these wells. For the year ended December 31, 2000, the Company participated in the drilling of four wells (3.5 net), of which one (1.0 net) was completed as an oil well. The Company has leasehold rights in approximately 27,000 gross and 21,000 net acres of which approximately 24,000 gross and 20,000 net acres are undeveloped.

San Juan Basin - At December 31, 2000, Carbon owned working interests in 40 producing wells in the San Juan Basin of New Mexico, all of which it operates. For the year ended December 31, 2000, the Company did not participate in any drilling activities in this basin. The Company has leasehold rights in approximately 5,000 gross and 4,000 net acres of which approximately 2,000 gross and 1,000 net acres are undeveloped. In January 2001, Carbon announced that it had closed the sale of its entire working interests and related leasehold rights in the San Juan Basin. The effective date of the sale was September 1, 2000 and the purchase price was $7.5 million, subject to certain adjustments. The Company expects to utilize the proceeds from the sale to partially fund its 2001 drilling program.

CANADA
Alberta - At December 31, 2000, Carbon owned working interests in 58 producing wells primarily in the Carbon and Rowley areas of Alberta. Carbon operates 33 of these wells. For the year ended December 31, 2000, the Company participated in the drilling of eight wells (4.9 net), all of which were completed as gas wells. These activities were conducted during the fourth quarter of 2000. The Company has leasehold rights in approximately 42,000 gross and 24,000 net acres of which approximately 12,000 gross and 7,000 net acres are undeveloped. Carbon's focus in Canada during 2001 is to continue the development of its natural gas properties in central Alberta, with emphasis on the Carbon and Rowley areas.

Saskatchewan - At December 31, 2000, Carbon owned non-operating working interests in ten producing wells in Southeast Saskatchewan. For the year ended December 31, 2000, the Company did not participate in any drilling activities in this area. The Company has leasehold rights in approximately 7,000 gross and 3,000 net acres of which approximately 6,000 gross and 3,000 net acres are undeveloped.

RESERVES

The table below sets forth the Company's estimated quantities of historical proved reserves and the present values attributable to those reserves as of December 31, 2000, 1999 and 1998. The estimates for the Company's reserves in the United States were prepared by Ryder Scott Company, an independent reservoir engineering firm and the estimates for the Company's reserves in Canada were prepared by Sproule Associates Limited, independent geological and petroleum engineering consultants. Additional information regarding the Company's proved and proved developed oil and gas reserves and the standardized measure of discounted net cash flow and changes therein are described in Note 14 to the December 31, 2000 financial statements of Carbon and in Note 10 to the October 31, 1999 financial statements of BFC.

                                                                             United States                          Canada (2)
                                                           ---------------------------------------------          -------------
                                                               2000            1999          1998 (1)                 2000
                                                           --------------  -------------   -------------          -------------
                                                                            (dollars in thousands, except price data)
Estimated proved reserves
     Natural gas (MMcf)                                           32,100         31,012          25,855                 18,867
     Oil and liquids (MBbl)                                          507            228             166                    461
         Total Mcfe                                               35,142         32,380          26,851                 21,633

Proved developed reserves (MMcfe) (3)                             28,714         27,504          26,851                 18,659

Natural gas price as of December 31 ($/Mcf)                     $   9.76       $   2.05        $   1.84               $   9.00
Oil and liquids price as of December 31 ($/Bbl)                 $  25.50       $  24.41        $  10.69               $  21.73

Present value of estimated future net revenues
     before future income taxes, discounted at 10%              $153,528       $ 25,894        $ 20,495               $111,461

- ----------------------
(1)      Reserves for December 31, 1998 are for the Company's predecessor, BFC.
(2) Canadian reserves are presented only for December 31, 2000 as the Company acquired CEC in February 2000.
(3) Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

The estimate of net proved reserves at December 31, 2000 included volumes attributable to the Company's working interest in 40 natural gas wells located in the San Juan Basin of New Mexico. These properties were sold in January 2001. The proved reserves for these properties were estimated to be 38,000 barrels of oil and 5.6 Bcf of natural gas. The present value of estimated future net revenues before future income tax, discounted at 10% for these properties were $24.0 million.

In accordance with applicable requirements of the Securities and Exchange Commission (SEC), estimates of the Company's proved reserves and future net reserves are made using sale prices estimated to be in effect as of the date of the reserve estimates and are held constant throughout the life of the properties (except to the extent provided by contractual arrangements in existence at year end). Price declines decrease reserve values by lowering the future net revenues attributable to the reserves and may reduce the quantities of reserves that are recoverable on an economic basis. Price increases may have the opposite effect. A significant decline in prices of natural gas or oil could have a material adverse effect on the Company's financial condition and results of operations. Future prices received for production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of the estimates.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. Oil and gas reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way, and estimates of other engineers might differ materially from those shown above. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretations and judgment. Results of drilling, testing and production may justify revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and natural gas that are ultimately recovered. The meaningfulness of such estimates depends primarily on the accuracy of the assumptions upon which they were based. In general, the volume of production from oil and gas properties the Company owns declines as reserves are depleted. Except to the extent the Company acquires additional properties containing proved reserves or conducts successful exploration and development activities or both, the proved reserves of the Company will decline as reserves are produced. Reserves generated from future activities of the Company are therefore highly dependent upon the level of success in acquiring or discovering additional reserves and the costs incurred in doing so.

Since January 1, 2000, the Company has filed the Department of Energy Form EIA-23, "Annual Survey of Domestic Oil and Gas Reserves," as required by operators of oil and gas properties in the United States. There are differences between the reserves as reported on Form EIA-23 and reserves as reported herein. Form EIA-23 requires that operators report on total proved reserves for operated wells only and that reported reserves be reported on a gross basis rather than on a net basis.

PRODUCTION

The following table sets forth information regarding net oil and natural gas production, average sales prices and other production information. Average sales prices for natural gas, oil and liquids are inclusive of hedging gains and losses for the years ended December 31, 2000, 1999 and 1998.

                                                                         United States (1)                         Canada (2)
                                                           --------------------------------------------          -------------
                                                               2000           1999           1998                    2000
                                                           -------------  -------------  --------------          -------------
Quantities produced and sold
     Natural gas (MMcf)                                           3,374          4,074           3,272                  1,679
     Oil and liquids (Bbl)                                       69,000         64,000          65,000                 53,000
         Total Mcfe (3)                                           3,788          4,458           3,662                  1,997

Average sales price
     Natural gas ($/Mcf)                                       $   2.80       $   2.07        $   1.78               $   3.23
     Oil and liquids ($/Bbl)                                      23.16          17.44           13.26                  21.87

Average production (lifting) costs ($/Mcfe)                    $   0.42       $   0.34        $   0.36               $   0.40

- ----------------------

(1) For 1999, the results represent the combined activities of the Company for November and December 1999 and Carbon's predecessor, BFC, for the period January through October 1999. Results for 1998 are for BFC.
(2) The results for 2000 are the results of CEC subsequent to its acquisition by Carbon in February 2000. Volumetric production figures are presented net before Crown royalty interests.
(3)      Oil and liquids production is converted to natural gas equivalents
         (Mcfe) at the rate of one barrel to six Mcf.

PRODUCTIVE WELLS

The following table sets forth information regarding the number of productive wells in which the Company held a working interest at December 31, 2000.

                                                  Productive Wells (1)
                                   ------------------------------------------------------

                                          Gas Wells                      Oil Wells

                                   -----------------------        -----------------------

                                    Gross (2)     Net (3)            Gross        Net
                                   ----------   ----------        ----------  -----------
United States
     Permian Basin                        58         11.9                23          5.7
     Piceance/Uintah Basins              122        107.7                 4          4.0
     San Juan Basin                       40         24.3                 -            -
     Southwestern Kansas                   8          3.2                10          3.0
                                   ----------   ----------        ----------  -----------
         Total                           228        147.1                37         12.7
                                   ==========   ==========        ==========  ===========


Canada
     Alberta                              57         36.5                 1          0.3
     Saskatchewan                          -            -                10          2.8
                                   ----------   ----------        ----------  -----------
         Total                            57         36.5                11          3.1
                                   ==========   ==========        ==========  ===========

- ----------------------
(1) Each well completed to more than one producing zone is counted as a single well. The Company has royalty interests in certain wells that are not included in this table.
(2) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(3) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interest owned in gross wells.

The number of productive wells in which the Company held a working interest at December 31, 2000, included 40 natural gas wells located in the San Juan Basin of New Mexico. These properties were sold in January 2001.

DRILLING ACTIVITY

The Company engages in exploratory and developmental drilling on its own and in association with other oil and gas companies. The following table sets forth the wells drilled for the years ended December 31, 2000, 1999 and 1998.

                                                                           United States (1)                          Canada (2)
                                                              --------------------------------------------          -------------
                                                                  2000           1999            1998                   2000
                                                              -------------  -------------   -------------          -------------
Gross wells (3)
     Development
         Natural gas                                                     -              3               3                      8
         Oil                                                             6              2               2                      -
         Non-productive (4)                                              -              -               3                      -
                                                              -------------  -------------   -------------          -------------
            Total                                                        6              5               8                      8
                                                              =============  =============   =============          =============

     Exploratory
         Natural gas                                                     -              7               1                      -
         Oil                                                             4              -               1                      -
         Non-productive                                                  5              1               2                      -
                                                              -------------  -------------   -------------          -------------
            Total                                                        9              8               4                      -
                                                              =============  =============   =============          =============

Net wells (5)
     Development
         Natural gas                                                     -            1.8             0.5                    4.9
         Oil                                                           0.4            0.1             0.1                      -
         Non-productive                                                  -              -             2.3                      -
                                                              -------------  -------------   -------------          -------------
            Total                                                      0.4            1.9             2.9                    4.9
                                                              =============  =============   =============          =============

     Exploratory
         Natural gas                                                     -            4.2             0.3                      -
         Oil                                                           2.5              -             1.0                      -
         Non-productive                                                3.8            1.0             0.7                      -
                                                              -------------  -------------   -------------          -------------
            Total                                                      6.3            5.2             2.0                      -
                                                              =============  =============   =============          =============

- -----------------------

(1) For 1999, the results represent the combined activities of the Company for November and December 1999 and Carbon's predecessor, BFC, for the period January through October 1999. Results for 1998 are for BFC.
(2) The results for 2000 are the results of CEC subsequent to its acquisition by Carbon in February, 2000.
(3) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(4) A non-productive hole is a well deemed to be incapable of producing either natural gas or oil in sufficient quantities to justify completion as a natural gas or oil well.
(5) A net well is deemed to exist when the sum of the fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interest owned in gross wells.

At December 31, 2000, the Company was participating in the drilling of three gross (2.5 net) wells in the United States and three gross (three net) wells in Canada.

DEVELOPED AND UNDEVELOPED ACREAGE


The following table sets forth the leasehold acreage held by the Company at December 31, 2000.

                                                              Developed Acreage (1)                  Undeveloped Acreage (2)
                                                         --------------------------------        --------------------------------
                                                           Gross (3)          Net (4)               Gross               Net
                                                         --------------     -------------        -------------     --------------
United States
     Permian Basin                                              17,201             4,694                9,750              4,027
     Piceance and Uintah Basins                                 37,728            32,344               91,131             73,177
     San Juan Basin                                              3,280             2,640                1,920              1,280
     Southwest Kansas                                            3,600             1,172               23,634             19,541
     Other                                                       2,354             1,177                9,400              8,620
                                                         --------------     -------------        -------------     --------------
         Total                                                  64,163            42,027              135,835            106,645
                                                         ==============     =============        =============     ==============

Canada
     Alberta                                                    29,920            16,347               11,840              7,449
     Saskatchewan                                                1,440               412                5,680              2,744
                                                         --------------     -------------        -------------     --------------
         Total                                                  31,360            16,759               17,520             10,193
                                                         ==============     =============        =============     ==============

- -----------------------
(1) Developed acres are those acres which are spaced or assigned to productive wells.
(2) Undeveloped acres are considered to be those acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves. It should not be confused with undrilled acreage held by production under the terms of a lease.
(3) A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.
(4) A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres.

MARKETING

The Company sells all of its natural gas and oil production from wells that it operates. In Canada, the Company's natural gas liquids production is currently marketed through the operator of facilities that process the Company's gas for liquids recovery. The Company's oil and natural gas production is generally sold to end users, marketers, refineries and other purchasers having access to natural gas pipeline facilities near its properties and the ability to truck oil to the local refineries or oil pipelines.

The Company generally enters into short-term gas sales contracts for the sale of natural gas from its properties. As of December 31, 2000, the Company was committed to natural gas sales contracts that had fixed prices or price ceilings covering 1,500 MMbtu/day and 1,896 MMbtu/day in the United States and Canada, respectively. These contracts expire in March 2001.

The Company believes that it will have sufficient production from its properties to meet the Company's delivery obligations under its existing natural gas sales contracts. As of December 31, 2000, the Company has entered into various natural gas transportation agreements in Canada. The Company typically assigns these transportation agreements to a buyer of the Company's production during the term of the natural gas sales contract between the Company and the buyer. The Company is typically paid on an index basis, net of transportation charges incurred by the buyer. The rights and obligations under these transportation agreements will revert back to the Company upon expiration of the natural gas sales contracts.

In the United States, oil is typically sold under contracts extending up to a year at prices based upon a local market posting for oil which generally approximates a West Texas Intermediate posting and is adjusted to reflect transportation costs and quality. In Canada, oil and liquids are typically sold under short-term contracts at prices based upon posted prices at Alberta pipeline and processing hubs and is adjusted to reflect transportation costs and quality.

Please see Note 10 to the December 31, 2000 financial statements of Carbon for information on major customers.

COMPETITION

The oil and natural gas industry is highly competitive. The Company encounters competition from other oil and natural gas companies including major oil companies, other independent oil and natural gas concerns and individual producers and operators, for the acquisition of producing properties and exploration and development prospects. The Company also competes with other oil and natural gas companies in attempting to secure drilling rigs and other equipment necessary for drilling and completion of wells. We compete with a large number of companies having substantially larger technical staffs and greater financial and operational resources. The ability of the Company to increase reserves in the future will be dependent on its ability to acquire desirable producing properties and prospects for future development and exploration.

TITLE TO PROPERTIES

Title to the Company's properties is subject to royalty, overriding royalty, carried, net profits, working and similar interests customary in the oil and gas industry. The Company's properties may also be subject to liens incident to operating agreements, as well as other encumbrances, easements and restrictions and for current taxes not yet due. For acquisitions of developed properties, the Company will conduct a title examination on all material properties, typically reviewed by title attorneys. Consistent with standard industry practice, title investigation before acquiring undeveloped properties is typically less rigorous than that conducted prior to drilling a well. Prior to the commencement of drilling operations, a title examination is performed and curative work is performed with respect to material title defects. The methods of title examination adopted by the Company are reasonable in the opinion of management, to insure that production from its properties, if obtained, will be readily salable for the account of the Company.

GOVERNMENT REGULATION


UNITED STATES

The Company's United States operations are regulated at the federal, state and local levels. Natural gas and oil exploration, development, production and marketing activities are subject to various laws and regulations and are periodically changed for a variety of political, economical and other reasons.

In the past, the federal government has regulated the prices at which oil and natural gas could be sold. The Natural Gas Wellhead Decontrol Act of 1989 removed all price controls affecting producing wellhead sales effective
January 1, 1993. While sales by producers of oil, natural gas, and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. The Company's natural gas sales are affected by regulation of intrastate and interstate transportation. In recent years the Federal Energy Regulatory Commission (FERC) has issued a series of orders that has increased competition by, among other things, removing the transportation barriers to market access. These orders have had a significant impact upon gas markets in the United States and have fostered the development of a large spot market for gas and increased competition for gas markets. As a result of the FERC orders, producers can access gas markets directly but face increased competition for these markets. The Company believes that these changes have generally improved the Company's access to transportation and has enhanced the marketability of its natural gas production. To date the Company believes it has not experienced any material adverse effects as a result of these FERC orders; however the Company cannot predict what new regulations may be adopted by FERC and other regulatory authorities and the effect, if any, subsequent regulations may have on the Company.

The Company's oil and natural gas operations are regulated by administrative agencies under statutory provisions of the states where such operations are conducted and by certain agencies of the Federal government for operations on federal oil and gas leases. All of the jurisdictions in which the Company owns or operates producing oil and natural gas properties have statutory provisions regulating the exploration for and production of crude oil and natural gas. These statutes include the regulation of the size of drilling and spacing units and the number of wells which may be drilled in an area and the unitization or pooling of oil and natural gas properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, typically prohibit the venting or flaring of natural gas, and impose certain requirements regarding the apportionment of production from fields and individual wells. The effect of these regulations may limit the amount of oil and natural gas the Company can produce from its wells and to limit the number of wells or location at which the Company can drill.
State commissions establish rules for reclamation of sites, plugging bonds, reporting and other matters.

Increasingly, a number of city and county governments have enacted oil and natural gas regulations which have increased the involvement of local governments in the permitting of oil and natural gas operations and impart additional restrictions or conditions on the conduct of operators to mitigate the impact of operations on the local community. These local restrictions have the potential to delay and increase the cost of oil and natural gas operations.

CANADA
The oil and natural gas industry in Canada is subject to extensive controls and regulations imposed by various levels of government. Federal authorities do not regulate the price of oil and gas in export trade but instead rely on market forces to establish these prices. Legislation exists that regulates the quantities of oil and natural gas which may be removed from the provinces and exported from Canada. The Company does not expect that any of these controls and regulations will affect the Company in a manner significantly different than other oil and natural gas companies of similar size.

The provinces in which the Company operates have legislation and regulation which govern land tenure, royalties, production rates and environmental protection. The royalty regime in the provinces in which the Company operates is a significant factor in the profitability of the Company's production. Crown royalties are determined by government regulation and are typically calculated as a percentage of production. The value of the production and the rate of royalties payable depends on prescribed reference prices, well productivity, geographical location and the type or quality of the product produced.

In Alberta, the Company is entitled to a credit against Crown royalties on most of the properties in which the Company has an interest in by virtue of the Alberta Royalty Tax Credit (ARTC). The credit is determined by applying a rate to a maximum of CDN $2.0 million of Crown royalties payable in Alberta for each company or associated group of companies. The rate is a function of the royalty tax credit par prices which is determined quarterly by the Alberta Department of Energy. The rate ranges from 25% to 75% depending upon petroleum prices for the previous quarter.

ENVIRONMENTAL REGULATION

UNITED STATES
The Company, as a lessee and operator of natural gas and oil properties, is subject to various federal, state and local laws and regulations in the United States that provide for restriction and prohibition on releases or emissions of various substances produced in association with certain oil and gas industry operations and can affect the location of wells and facilities and the extent to which exploration and development is permitted. In addition, legislation requires that well and facility sites and access be abandoned and reclaimed to the satisfaction of federal or state authorities, as applicable. These laws and regulations may, among other things, impose liability and penalties on the lessee for the cost of pollution cleanup resulting from operations, subject the lessee to liability for pollution damages, require suspension or cessation of operations in affected areas, and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate ground water.

The Company has made, and will continue to make, expenditures in its efforts to comply with environmental regulations. The Company believes it is in compliance with applicable environmental laws and regulations in effect and that continued compliance with existing requirements will not have a material adverse impact on the Company. Nevertheless, changes in existing environmental laws or the adoption of new environmental laws could have a potential to adversely affect the Company's operations. In connection with the Company's acquisition of BFC, environmental assessments were performed. No material noncompliance or clean-up liabilities requiring action were discovered. However, environmental assessments were performed on only a percentage of the Company's properties according to the value of the properties established at the time of acquisition. The Company believes that it is reasonably likely that the trend in environmental legislation and regulation will continue toward stricter standards. No assurance can be given as to future capital expenditures which may be required for compliance with prospective environmental regulations.

CANADA
In Canada, the oil and natural gas industry is currently subject to environmental regulations pursuant to provincial and federal legislation. Environmental legislation provides for restrictions on releases or emissions of various substances produced or utilized in association with certain oil and gas industry operations. In addition, legislation requires that well and facility sites be abandoned and reclaimed to the satisfaction of provincial authorities. A breach of such regulations may result in the imposition of fines and penalties, the suspension of operations and potential civil liability. The Environmental Protection and Enhancement Act imposes environmental standards and requires compliance with various legislative criteria including reporting and monitoring in Alberta. The Alberta Energy and Utility Board, pursuant to its governing legislation, also plays a role with respect to the regulation of environmental impacts of oil and gas activities.

OPERATING HAZARDS

The oil and gas industry involves a variety of operating risks including the risk of fire, explosion, blow-outs, pipe failure, casing collapse, abnormally pressured formations, and environmental hazards such as oil spills, gas leaks, ruptures and discharge of toxic substances. The occurrence of any of these events might result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property and natural resources and investigation and penalties and suspension of operations. The Company maintains insurance against some, but not all, potential risks. There can be no assurance that any such insurance that is obtained will be adequate to cover all losses or exposure for liability. Furthermore, the Company cannot predict whether such insurance will continue to be available at premium levels that justify its purchase.

ITEM 3.  LEGAL PROCEEDINGS

Except as provided below, the Company is not engaged in any material legal proceedings to which the Company or its subsidiaries are party or to which any of its property is subject.

The Company is the plaintiff in the case Bonneville Fuels Corporation (Bonneville) vs. Barrett Resources Corporation (Barrett) case number 00 CV 274B, currently pending in the District Court of Garfield County, Colorado. At issue is Bonneville's claim to certain oil and gas leasehold interests reserved pursuant to an assignment between Bonneville and a third party. Barrett subsequently acquired the rights formerly held by the third party. Barrett has denied Bonneville's claim on a portion of these alleged reserved oil and gas leasehold interests. The Company also seeks damages for breach of the operating agreement governing the lands in question. To date, Barrett has not counter claimed for money damages but has counter claimed seeking a declaratory judgement that Barrett is the owner of these contested leasehold interests.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On February 24, 2000, Carbon Energy shares began trading on the American Stock Exchange under the trading symbol CRB. The Company's equity securities consist of common stock with no par value. The range of the high and low closing prices for each quarterly period since the Company's common stock has traded is as follows:

Quarter Ended                          High              Low
- ---------------------------         ------------     ------------
March 31, 2000                         $ 6.5000         $ 5.8750
June 30, 2000                          $ 5.8750         $ 5.5000
September 30, 2000                     $ 6.5625         $ 5.5000
December 31, 2000                      $ 6.7500         $ 5.6250


On March 21, 2001, the closing price of the common stock was $8.55. There were approximately 41 holders of record of the common stock and 6.1 million shares outstanding.

The Company has not paid dividends on its common stock since inception and does not anticipate doing so in the future. Future payments of dividends, if any, will depend on the Company's earnings, capital requirements, loan restrictions, financial condition and other relevant factors. There is no assurance that the Company will ever pay dividends.

For the year ended December 31, 2000, the Company granted 27,500 shares of restricted stock to the executive officers of Carbon and high level officers of its subsidiaries. The Company believes that these grants did not constitute sales under the Securities Act of 1933. These grants would also be exempt under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D if considered a sale.

ITEM 6.  SELECTED FINANCIAL DATA

The table below sets forth selected historical financial and operating data for Carbon and its predecessor, BFC, as of or for each of the years in the five-year period ended December 31, 2000. For 1999, the table presents the activities of the Company for November and December 1999 (the Company's operating activities prior to November 1, 1999 were minimal) and Carbon's predecessor, BFC, for the period January through October 1999, and a pro forma presentation for the combined operating and cash flow data for the year ended December 31, 1999. The twelve month figures as of or for the years ended December 31, 1996 - 1998 are for Carbon's predecessor, BFC. Future results may differ substantially from historical results because of changes in oil and natural gas prices, production increases or declines and other factors. This information should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," presented elsewhere herein. Please see Note 9 and Note 15 to the December 31, 2000 financial statements of Carbon for information on geographic segments and quarterly data for 2000.

                                             As of or                     As of or     As of or
                                              for the      Pro Forma      for the       for the
                                               Year        for the      Two Months    Ten Months      As of or for the Year
                                               Ended      Year Ended      Ended         Ended           Ended December 31,
                                            December 31,  December 31,  December 31,  October 31,  ----------------------------
                                                2000          1999         1999           1999       1998      1997      1996
                                            ------------  ------------  ------------  -----------  --------  --------  --------
                                                                    (dollars in thousands, except per share data)
Operating Data:
     Revenues                               $  17,819       $  10,299    $    1,775   $   8,524    $ 7,281   $  7,489  $  8,157
     Net earnings (loss)                        1,456             147          (491)        638     (2,191)       732     4,060
     Earning (loss) per share:
       Basic                                $    0.25             n/a    $    (0.12)        n/a        n/a        n/a       n/a
       Diluted                                   0.25             n/a         (0.12)        n/a        n/a        n/a       n/a

Cash Flow Data:
     Cash provided by (used in)
       operating activities                 $   3,755       $    (713)   $      999   $  (1,712)   $ 4,696   $  3,193  $  4,136
     Cash used in investing
       activities                              (8,266)        (28,841)      (24,110)     (4,731)    (5,948)    (4,442)   (1,025)
     Cash provided by (used in)
       financing activities                     3,526          28,056        24,106       3,950      3,450      1,019    (2,760)
     EBITDA(1)                                  8,763           3,483           239       3,244      1,816      3,348     6,959

Balance Sheet Data:
     Total assets                           $  62,480             n/a    $   39,298   $  22,912    $22,840   $ 16,054  $ 14,524
     Working capital                             (267)            n/a           232       1,954        562      1,491     1,725
     Long-term debt                            15,082             n/a         9,100       9,800      5,850      2,400     1,700
     Stockholders' equity                      32,235             n/a        24,315       9,701      9,063      9,591     8,859

- -------------------
(1) Earnings before Interest, Taxes, Depreciation, Amortization and Impairment (BFC).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial statements and related notes thereto included elsewhere herein are those of the Company and its predecessor, BFC. The following discussion should be read in conjunction with the financial statements and notes thereto.

RESULTS OF OPERATIONS - COMPARISON OF 2000 RESULTS TO 1999

The following table shows comparative pro forma revenue, sales volumes, average sales prices, expenses and the percentage change between periods for the twelve months ended December 31, 2000 and 1999 for the Company's United States operations conducted through BFC, and comparative pro forma revenue, sales volumes, average sales prices, expenses and the percentage change between the periods for the period February 18 through December 31, 2000 and 1999, (to reflect activity subsequent to the time the Company acquired CEC) for the Company's Canadian operations conducted through CEC.

                                                                                                   Canada (2)(3)
                                                        United States (1)                      For the Period from
                                                      For the Year Ended                       February 18 through
                                                          December 31,                             December 31,
                                                ---------------------------------     --------------------------------
                                                  2000         1999       Change        2000        1999       Change
                                                ----------   ----------   -------     ----------  ----------   -------
                                                 (dollars in thousands, except             (dollars in thousands, except
                                                 prices and per Mcfe information)         prices and per Mcfe information)
Revenues:
      Natural gas                                $   9,456   $  8,429       12%       $   5,431    $  2,630      107%
      Oil and liquids                                1,598      1,128       42%           1,159         818       42%
                                                   --------   --------                  --------    --------
               Total                                11,054      9,557       16%           6,590       3,448       91%

Sales volumes:
      Natural gas (MMcf)                             3,374      4,074      -17%           1,679       1,420       18%
      Oil  and liquids (Bbl)                        69,000     64,000        8%          53,000      51,000        4%

Average price realized:
      Natural gas (Mcf)                          $    2.80  $    2.07       35%       $    3.23   $    1.85       75%
      Oil and liquids (Bbl)                          23.16      17.44       33%           21.87       16.04       36%

Direct lifting costs                             $   1,602  $   1,511        6%       $     793   $     524       51%
Average direct lifting costs/Mcfe                     0.42       0.34       24%            0.40        0.30       33%
Other production costs                               2,172      1,946       12%           1,216         314      287%

Marketing and other, net                         $     245  $     742      -67%       $     (70)  $      (8)    -775%
General and administrative, net                      1,989      2,559      -22%           1,260       1,282       -2%
Depreciation, depletion and amortization             4,042      2,720       49%           1,494       1,362       10%
Exploration and impairment expense                       -        860       n/a               -           -       n/a
Interest expense, net                                  917        556        65%            187         151       24%
Income tax                                              44          -       n/a             623        (206)     402%

- ----------------------
(1) For 1999, the pro forma results are for the activities of the Company for November and December 1999 (the Company's operating activities prior to November 1, 1999 were minimal) and Carbon's predecessor, BFC, for the period January through October 1999.
(2) The pro forma results for 1999 are the results of CEC prior to the acquisition of CEC by the Company.
(3) Volumetric sales figures for Canadian activities are presented net before Crown royalty interests.

Revenues for oil and gas sales of BFC for the year ended December 31, 2000 were $11.1 million, a 16% increase from 1999. The increase was due primarily to increased oil and gas prices partially offset by natural production declines in all operating areas.

Revenues for oil, liquids and gas sales of CEC for the period February 18 through December 31, 2000 were $6.6 million, a 91% increase from 1999. The increase was due primarily to increased oil, liquids and gas production and higher oil, liquids and gas prices.

BFC's average production for the year ended December 31, 2000 was 189 barrels of oil per day and 9.2 million cubic feet (MMcf) of gas per day, a decrease of 15% from 1999 on a Mcf equivalent (Mcfe) basis where one barrel of oil is equal to six Mcf of gas. The decrease was due primarily to natural production declines on existing properties partially offset by new gas well connections in Utah. Successful drilling activities in the Permian Basin resulted in increased oil production during the fourth quarter of 2000. During the twelve months ended December 31, 2000, the Company participated in the drilling of 15 gross and 6.7 net wells compared to 13 gross and 7.1 net wells during 1999.

CEC's average production for the period February 18 through December 31, 2000 was 167 barrels of oil and liquids per day and 5.3 MMcf of gas per day, an increase of 16% from 1999 on an Mcfe basis. The increase was due primarily to acquisitions, successful well drilling activities and optimization of the Company's natural gas gathering and compression facilities, primarily in the Carbon and Rowley areas of Central Alberta. During the period February 18 through December 31, 2000, eight gross and 4.9 net wells were drilled. CEC did not have any drilling activity in 1999.

Average oil prices realized by BFC increased 33% from $17.44 per barrel for the year ended December 31, 1999 to $23.16 for 2000. The average oil price includes hedge losses of $414,000 for the year ended December 31, 2000. There was no oil hedge activity for 1999. Average natural gas prices realized by BFC increased 35% from $2.07 per Mcf for the year ended December 31, 1999 to $2.80 per Mcf for 2000. The average natural gas price includes hedge losses of $2.6 million for the year ended December 31, 2000 compared to hedge losses of $65,000 for 1999.

Average oil and liquids prices realized by CEC increased 36% from $16.04 per barrel for the period from February 18 through December 31, 1999 to $21.87 for 2000. The average oil and liquids price includes hedge losses of $186,000 for the period February 18 through December 31, 2000. There was no oil hedge activity for the similar period in 1999. Average natural gas prices realized by CEC increased 75% from $1.85 per Mcf for the period from February 18 through December 31, 1999 to $3.23 for 2000. The average natural gas price includes hedge losses of $987,000 for the period February 18 through December 31, 2000 compared to hedge losses of $239,000 for 1999.

Direct lifting costs incurred by BFC were $1.6 million or $.42 per Mcfe for the year ended December 31, 2000 compared to $1.5 million or $.34 per Mcfe for 1999. The per Mcfe increase was related to operating approximately the same number of wells with lower production per well. Compared to the year ended December 31, 1999, BFC has seen an increase in well service costs due to vendor price increases. This increase was partially offset by well workover expenses incurred during 1999.

Other production costs incurred by BFC consisting of production taxes, workovers and overhead were $2.2 million for the year ended December 31, 2000 compared to $1.9 million for 1999. The increase was primarily due to higher severance taxes due to increased oil and gas prices, partially offset by a reduction in production.

Direct lifting costs incurred by CEC were $793,000 or $.40 per Mcfe for the period February 18 through December 31, 2000 compared to $524,000 or $.30 per Mcfe for 1999. The increase was primarily due to credits received by CEC in 1999 for gas processing fees related to prior periods and increases in well service costs due to vendor price increases.

Other production costs incurred by CEC consisting of net Crown and other royalty expense was $1.2 million for the period February 18 through December 31, 2000 compared to $314,000 for 1999. The increase was due to a rise in net Crown royalties due to higher oil and gas prices and increased production.

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

Net marketing and other revenues for BFC decreased 67% from $742,000 for the year ended December 31, 1999 to $ 245,000 for 2000. The decrease is primarily due to decreased levels of activity and margins on the marketing of third party natural gas and a pipeline imbalance correction related to a prior period recorded by BFC in 1999. The Company anticipates that they will continue to reduce its efforts concerning the marketing of third party natural gas in 2001.

General and administrative expenses incurred by BFC, net of overhead reimbursements, decreased 22% from $2.6 million for the year ended December 31, 1999 to $2.0 million for 2000. The decrease was due primarily to expenses incurred during 1999 of approximately $1.0 million for severance payments incurred as a result of the acquisition of BFC by Carbon. This decrease was partially offset by costs related to a change in the location of the administrative office of the Company and costs for reporting, printing and regulatory filings relating to the Company being a publicly held company in 2000. In addition, during 1999, BFC reversed $95,000 of an employee retention bonus accrued in 1998 due to the pending sale of the company to Carbon.

General and administrative expenses incurred by CEC for the period February 18 through December 31, 2000 and 1999 were $1.3 million.

Interest expense incurred by BFC increased 65% from $556,000 for the year ended December 31, 1999 to $917,000 for 2000. The increase was due primarily to increased borrowings to maintain margin requirements on certain of the Company's derivative positions.

Interest expense incurred by CEC increased 24% from $151,000 for the period February 18 through December 31, 1999 to $187,000 for 2000. The increase was due primarily to increased borrowings for acquisitions, drilling and development activity.

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

DD&A expense incurred by BFC increased 49% from $2.7 million for the year ended December 31, 1999 to $4.0 million for 2000. DD&A expense was $.61 per Mcfe for the year ended December 31, 1999 compared to $1.07 per Mcfe for 2000. The increase was due primarily to increased property costs recorded as a result of the acquisition of BFC.

DD&A expense incurred by CEC increased 10% from $1.4 million for the period February 18 through December 31, 1999 to $1.5 million for 2000. The increase resulted primarily from increased production. DD&A expense was $.79 per Mcfe for the period February 18 through December 31, 1999 compared to $.75 per Mcfe for 2000.

Income tax expense incurred by BFC was $44,000 for the year ended December 31, 2000. BFC did not record a provision for income taxes for 1999. BFC's effective tax rate was 8% for the year ended December 31, 2000 as a result of the reversal of a valuation allowance of $192,000.

Income tax expense incurred by CEC was $623,000 for the year ended December 31, 2000 compared to an income tax benefit of $206,000 for 1999. CEC's effective tax rate was 40% for the year ended December 31, 2000.

RESULTS OF OPERATIONS - COMPARISON OF 1999 RESULTS TO 1998

The following table shows comparative pro forma revenue, sales volumes, average sales prices, expenses and the percentage change between periods for the twelve months ended December 31, 1999 and 1998 for the Company's United States operations. The comparative results discussion that follows also compares pro forma 1999 activity to 1998 activity. The comparative discussion only includes the Company's activities in the United States as the Company did not acquire CEC until February 2000.

                                                  Twelve
                                                  Months             Two          Ten             Twelve
                                                  Ended             Months       Months            Months            Twelve
                                                December 31,        Ended        Ended             Ended            Months
                                                   1999          December 31,  October 31,      December 31,       Percentage
                                                pro forma (1)        1999         1999            1998 (2)           Change
                                               --------------    ----------   -----------    --------------    --------------
                                                                             (dollars in thousands, except
                                                                           prices and per Mcfe information)
Revenues:
      Natural gas                              $      8,429      $   1,504     $   6,925       $     5,896           43%
      Oil and liquids                                 1,128            233           895               862           31%
                                                 -----------       --------      --------         ----------
               Total                                  9,557          1,737         7,820             6,758           41%

Sales volumes:
      Natural gas (MMcf)                              4,074            569         3,505             3,272           25%
      Oil  and liquids (Bbl)                         64,000          9,000        55,000            65,000           -2%

Average price realized:
      Natural gas (Mcf)                        $       2.07      $    2.64     $    1.98       $      1.78           16%
      Oil and liquids (Bbl)                           17.44          25.29         16.13             13.26           32%

Direct lifting costs                           $      1,511      $     218     $   1,293       $     1,321           14%
Average direct lifting costs/Mcfe                      0.34           0.35          0.34              0.36           -6%
Other production costs                                1,946            379         1,567             1,933            1%

Marketing and other, net                       $        742      $      38     $     704       $       523           42%
General and administrative, net                       2,559            939         1,620             1,655           55%
Depreciation, depletion and amortization              2,720            628         2,092             2,086           30%
Exploration and impairment expense                      860              -           860             2,414          -64%
Interest expense, net                                   556            102           454               238          134%

- ----------------------
(1) For 1999, the pro forma results are for the activities of the Company for November and December 1999 (the Company's operating activities prior to November 1, 1999 were minimal) and for Carbon's predecessor, BFC, for the period January through October 1999.
(2) The twelve month figures for the year ended December 31, 1998 are for Carbon's predecessor, BFC.

Revenues for oil and gas sales of BFC for the year ended December 31, 1999 were $9.6 million, a 41% increase from 1998. The increase was due primarily to increased oil and gas prices and increased gas production.

BFC's average production for the year ended December 31, 1999 was 175 barrels of oil per day and 11.2 MMcf of gas per day, an increase of 22% from 1998 on a Mcfe basis. The increase was due primarily to successful drilling and recompletion results, particularly in the Hugoton Basin of Southwest Kansas and the Permian Basin of New Mexico, partially offset by natural production declines on existing properties. During the twelve months ended December 31, 1999, the Company participated in the drilling of 13 gross and 7.1 net wells compared to twelve gross and 4.9 net wells during 1998.

Average oil prices realized by BFC increased 32% from $13.26 per barrel for the year ended December 31, 1998 to $17.44 for 1999. Average natural gas prices realized by BFC increased 16% from $1.78 per Mcf for the year ended December 31, 1998 to $2.07 in 1999. The average natural gas price includes hedge losses of $65,000 for the year ended December 31, 1999 compared to hedge gains of $80,000 for 1998.

Direct lifting costs incurred by BFC were $1.5 million or $.34 per Mcfe for the year ended December 31, 1999 compared to $1.3 million or $.36 Mcfe for 1998.

Other production costs incurred by BFC consisting of production taxes, workovers and overhead were $1.9 million for the year ended December 31, 1999 and 1998. For the year ended December 31, 1999, BFC incurred higher severance taxes due to increased oil and gas prices and increased gas sales compared to 1998, offset by an accrual of $250,000 recorded in 1998 for the estimated liability under a well connection reimbursement agreement.

Through October 1999, exploration expense was recorded by the Company's predecessor, BFC, under the successful efforts method of accounting and consists primarily of unsuccessful drilling and geological and geophysical costs. Exploration expense in 1999 was $800,000 compared to $556,000 in 1998. The amount related to unsuccessful drilling was $304,000 in 1999 compared to $84,000 in 1998, while geological and geophysical costs were $496,000 in 1999 compared to $390,000 in 1998 because of increased exploration activities. Effective as of the date of the acquisition of BFC, Carbon utilizes the full cost method of accounting. Under this method, all exploration costs associated with continuing efforts to acquire or review prospects and outside geological and seismic consulting work will be capitalized.

Net marketing and other revenues for BFC increased 42% from $523,000 for the year ended December 31, 1998 to $742,000 for 1999. The increase is primarily due to a pipeline imbalance correction related to a prior period recorded by BFC in 1999.

General and administrative expenses incurred by BFC, net of overhead reimbursements, increased 55% from $1.7 million for the year ended December 31, 1998 to $2.6 million in 1999. The increase is primarily due to expenses of approximately $1.0 million for severance payments incurred as a result of the acquisition of BFC by Carbon. During 1998, the Company's predecessor, BFC, increased staffing due to anticipated increases in drilling activity. In 1999, charges related to this increased staffing were in effect for the entire year, resulting in comparative salary increases of approximately $400,000. In 1998, BFC accrued $425,000 for an employee retention bonus as the management of BFC and its former parent, BPC, deemed it prudent that BFC remain fully staffed as BPC emerged from bankruptcy. In 1999, BFC reversed $95,000 of this accrual due to the pending sale of the company to Carbon.

Interest expense increased 134% from $238,000 for the year ended December 31, 1998 to $556,000 for 1999. The increase is due primarily to increased borrowings for drilling and development activity.

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

Through October 1999, the DD&A rate for the Company's predecessor, BFC, was $.55 per Mcfe compared to $.57 in 1998. As a result of the purchase accounting treatment in connection with the Company's acquisition of BFC, the current DD&A rate increased to $1.01 per Mcfe.

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

Oil and gas prices fluctuate over time as a function of market economics. Refer to the price change tables in the discussions "Results of Operations - Comparison of 2000 results to 1999, and 1999 results to 1998" for information on product price fluctuation over the past three years. These tables depict the effect of changing prices on the revenue stream of the Company and its predecessor, BFC.

Operating expenses have been relatively stable but are a critical component of profitability since they represent a larger percentage of revenues when lower product prices prevail. Competition in the industry can significantly affect the cost of acquiring leases, although in recent years this factor has been less important as more operators have withdrawn from active exploration programs.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had $62.5 million of assets. Total capitalization was $47.3 million, consisting of 68% of stockholders' equity and 32% of debt. In February 2000, the Company exchanged shares of common stock for over 97% of the shares of CEC.

UNITED STATES

The Company moved its credit facility from U.S. Bank National Association to Wells Fargo Bank, National Association in the third quarter of 2000.

The facility is an oil and gas reserve based line-of-credit and had a borrowing base of $16.1 million with outstanding borrowings of $12.5 million at December 31, 2000. The facility is secured by certain U.S. oil and gas properties of the Company and is scheduled to convert to a term note on October 1, 2002. This facility is scheduled to have a maturity date of either the economic half life of the Company's remaining U.S. based reserves on the last day of the revolving period, or October 1, 2006, whichever is earlier. The facility bears interest at a rate equal to LIBOR plus 1.75% or Wells Fargo Bank West Prime, at the option of the Company. The Company's average borrowing rate was approximately 8.5% at December 31, 2000. The borrowing base is based upon the lender's evaluation of the Company's proved oil and gas reserves, generally determined semi-annually.

The credit agreement contains various covenants, which prohibit or limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties or merge with another entity. The Company is also required to maintain certain financial ratios.

CANADA

The facility with the Canadian Imperial Bank of Commerce (CIBC), has a borrowing base of approximately $4.4 million with outstanding borrowings of $2.6 million at December 31, 2000. The Canadian facility is secured by the Canadian oil and gas properties of the Company. The revolving phase of the Canadian facility expired on December 31, 2000 and the Company is currently in negotiations with CIBC to extend the revolving phase to April 1, 2002. However, there can be no guarantee that the Company will be able to successfully negotiate such an extension. If the revolving commitment is not renewed, the loan will be converted into a term loan and will be reduced by consecutive monthly payments over a period not to exceed 36 months. However, subject to possible changes in the borrowing base, CIBC has agreed that it will not require the Company to make any principal payments under the term loan section of the facility until January 2002 at the earliest. As such, no amounts under the CIBC facility have been classified as current in the December 31, 2000 balance sheet. The Canadian facility bears interest at the CIBC Prime rate plus 3/4%. The rate was approximately 8.25% at December 31, 2000.

The Canadian facility contains various covenants which limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties, or merge with another entity.

The agreement with CIBC also contains a $3.0 million swap facility that provides at the Company's request and subject to market availability, commodity swaps covering a portion of the Company's oil and gas production, forward exchange contracts and firm gas purchase and sales transactions. The Company currently utilizes the swap facility to hedge its Canadian production.

For the year ended December 31, 2000, net cash provided by operating activities was $3.8 million compared to pro forma net cash used by operating activities of $713,000 in 1999. The increase is due primarily to increases in net income and non-cash charges to net income in 2000 compared to 1999. Net cash used in investing activities was $8.3 million in 2000 compared to $28.8 million in 1999. Net cash provided by financing activities was $3.5 million in 2000 compared to $28.1 million in 1999. Changes in comparative investing and financing cash flows were due primarily to Carbon's acquisition of BFC and Yorktown's purchase of Carbon shares to facilitate the acquisition of BFC in 1999.

Carbon's primary cash requirements will be to finance acquisitions, exploration and development expenditures, repayment of debt, and general working capital needs. However, future cash flow is subject to a number of variables including the level of production and oil and natural gas prices and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken. In January 2001, Carbon announced that it had closed the sale of its entire working interests and related leasehold rights in the San Juan Basin. The effective date of the sale was September 1, 2000 and the purchase price was $7.5 million, subject to certain adjustments. The Company anticipates that capital expenditures, exclusive of acquisitions (if any) or divestitures will approximate $19.5 million in 2001. Carbon believes that available borrowings under its credit agreements, the proceeds from the sale of its San Juan Basin properties, projected operating cash flows and the cash on hand will be sufficient to cover its working capital, capital expenditures, planned development activities and debt service requirements for the next 12 months.
Nevertheless, Carbon may explore outside funding opportunities including equity or additional debt financings for use in expanding Carbon's operations or in consummating any significant acquisition. Carbon does not know however, whether any financing can be accomplished on terms that are acceptable to the Company.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

Market risk is estimated as the potential change in fair value of interest sensitive investments resulting from an immediate hypothetical change in interest rates. The sensitivity analysis presents the change in fair value of these instruments and changes in the Company's earnings and cash flows assuming an immediate one percent change in floating interest rates. As the Company presently only has floating rate debt, interest rate changes would not affect the fair value of these instruments but would impact future earnings and cash flows assuming all other factors are held constant. The carrying amount of the Company's floating rate debt approximates its fair value. At December 31, 2000, the Company had $12.5 million of floating rate debt through its facility with Wells Fargo Bank West and $2.6 million through its facility with CIBC. Assuming constant debt levels, earnings and cash flow impacts for the next twelve month period from December 31, 2000 due to a one percent change in interest rates would be approximately $125,000 before taxes for the facility with the U.S. bank and $26,000 before taxes for the facility with the Canadian bank.

FOREIGN CURRENCY RISK

The Canadian dollar is the functional currency of CEC and is subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. The Company has not entered into any foreign currency forward contracts or other similar financial investments to manage this risk.

COMMODITY PRICE RISK

Oil and gas commodity markets are influenced by global as well as regional supply and demand. Worldwide political events can also impact commodity prices. The Company from time to time uses certain financial instruments in an attempt to reduce exposure to the market fluctuations in the price of oil and natural gas. The Company's general strategy is to hedge price and location risk of a portion of the Company's production with swap, collar, futures, and floor and ceiling arrangements, as described in Note 1 to the December 31, 2000 financial statements of Carbon and in Note 8 to the October 31, 1999 financial statements of BFC. The Company generally enters into hedges for delivery into one of several pipelines located near producing regions of the Company although in some cases an exact hedge instrument may not exist. Pursuant to Company guidelines, the Company is to engage in these activities only as a hedging mechanism. The Company has a Risk Management Committee to administer its production hedging program. It is the policy of the Company that the Risk Management Committee approves all production hedging transactions. Gains and losses on these contracts are deferred and recognized in income as an adjustment to oil and gas sales revenue during the period in which the physical product to which the contract relates to is actually sold.

The table below sets forth the Company's derivative financial instrument position on its natural gas and oil production as of December 31, 2000.

    BFC Contracts                                   CEC Contracts

- ----------------------------------------          -------------------------------------
                            Weighted                                      Weighted
                             Average                                       Average
                           Fixed Price                                   Fixed Price
 Year        MMBtu          per MMBtu             Year      MMBtu         per MMBtu
- -------   ------------   ---------------          ------  ----------   ----------------
 2001      1,408,000      $      2.35             2001      391,000     $     2.72

As of December 31, 2000, the Company would have been required to pay $5.7 million and $1.6 million to exit the BFC and CEC contracts, respectively.

In addition, the Company utilizes collars that establish a price between a floor and ceiling to hedge natural gas and oil prices. The table below sets forth the Company's natural gas collars in place at December 31, 2000.

                              Average        Average
                               Floor         Ceiling
                                per            per
   Year          MMBtu         MMBtu          MMBtu
- -----------    ----------   ------------   ------------
   2001        85,000         $  3.51        $  4.89

As of December 31, 2000, the Company would have been required to pay $378,000 to exit these contracts.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The financial statement impact of recording derivative instruments designated as hedges and derivative instruments not designated as hedges upon adoption of SFAS No. 133 on January 1, 2001 is as follows:

                                                                             Amount
                                                                           (millions)
                                                                           ------------
Balance Sheet
     Derivative liability                                                    $   (7.2)
     Deferred tax asset                                                           2.9
     Cumulative effect of a change in accounting principle
         (other comprehensive loss)                                               2.8

Statement of Operations
     Cumulative effect of a change in accounting principle
         (derivative loss)                                                    $   1.5

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            CARBON ENERGY CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                    PAGE
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS..............................................................................27

CONSOLIDATED BALANCE SHEETS - December 31, 2000 and 1999..............................................................28

CONSOLIDATED  STATEMENTS  OF  OPERATIONS  - For the Year Ended December 31, 2000 and the Period from Inception
         (September 14, 1999) through December 31, 1999...............................................................29

CONSOLIDATED STATEMENTS OF STOCKHOLDERS'  EQUITY - For the Year Ended December 31, 2000 and the Period from Inception
         (September 14, 1999) through December 31, 1999...............................................................30

CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Year Ended December 31, 2000 and the Period from Inception
         (September 14, 1999) through December 31, 1999...............................................................31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................................................................32

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Carbon Energy Corporation:

We have audited the accompanying consolidated balance sheets of Carbon Energy Corporation (a Colorado corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000 and the period from inception (September 14, 1999) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carbon Energy Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000 and the period from inception (September 14, 1999) through December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP


Denver, Colorado,
March 23, 2001

                            CARBON ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31,
                                                                        -----------------------------------------
                                                                               2000                   1999
                                                                        ---------------------   -----------------
                                       ASSETS
Current assets:
      Cash                                                                    $   21,000               $   995,000
      Current portion of employee trust                                          683,000                   881,000
      Accounts receivable, trade                                               6,129,000                 2,286,000
      Accounts receivable, other                                                 337,000                    69,000
      Amounts due from broker                                                  3,871,000                 1,250,000
      Prepaid expenses and other                                                 701,000                   107,000
                                                                        -----------------         -----------------
              Total current assets                                            11,742,000                 5,588,000
                                                                        -----------------         -----------------
Property and equipment, at cost:
      Oil and gas properties, using the full cost method of accounting:
          Unproved properties                                                  6,576,000                 7,879,000
          Proved properties                                                   49,547,000                25,020,000
      Furniture and equipment                                                    398,000                   214,000
                                                                        -----------------         -----------------
                                                                              56,521,000                33,113,000
          Less accumulated depreciation, depletion and amortization          (6,152,000)                 (627,000)
                                                                        -----------------         -----------------
              Property and equipment, net                                     50,369,000                32,486,000
                                                                        -----------------         -----------------
Other assets:
      Deferred acquisition costs                                                       -                   310,000
      Deposits and other                                                         369,000                   245,000
      Employee trust                                                                   -                   669,000
                                                                        -----------------         -----------------
              Total other assets                                                 369,000                 1,224,000
                                                                        -----------------         -----------------
Total assets                                                                $ 62,480,000              $ 39,298,000
                                                                        =================         =================
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses                                 $  9,583,000              $  4,391,000
      Accrued production taxes payable                                           637,000                   367,000
      Income taxes payable                                                       228,000                         -
      Undistributed revenue                                                    1,561,000                   598,000
                                                                        -----------------         -----------------
              Total current liabilities                                       12,009,000                 5,356,000
                                                                        -----------------         -----------------
Long-term debt                                                                15,082,000                 9,100,000

Other long-term liabilities                                                            -                   527,000

Deferred income taxes                                                          2,984,000                         -

Commitments and contingencies (Note 5)
Minority interest                                                                170,000                         -
Stockholders' equity:
      Preferred stock, no par value:
          10,000,000 shares authorized, none outstanding                               -                         -
      Common stock, no par value:
          20,000,000 shares authorized, issued, and
             6,021,626 shares and 4,510,000 shares outstanding
             at December 31, 2000 and December 31, 1999, respectively         31,495,000                24,806,000
      Retained earnings (accumulated deficit)                                    965,000                  (491,000)
      Currency translation adjustment                                           (225,000)                        -
                                                                        -----------------         -----------------
              Total stockholders' equity                                      32,235,000                24,315,000
                                                                        -----------------         -----------------
Total liabilities and stockholders' equity                                  $ 62,480,000              $ 39,298,000
                                                                        =================         =================

               The accompanying notes are an integral part of these
                        consolidated financial statements.

                            CARBON ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                    FOR THE PERIOD
                                                                                                    FROM INCEPTION
                                                                  FOR THE YEAR                   (SEPTEMBER 14, 1999)
                                                                     ENDED                              THROUGH
                                                               DECEMBER 31, 2000                   DECEMBER 31, 1999
                                                           ---------------------------         --------------------------
Revenues:
      Oil and gas sales                                            $       17,644,000                 $        1,737,000
      Marketing and other, net                                                175,000                             38,000
                                                           ---------------------------         --------------------------
                                                                           17,819,000                          1,775,000
Expenses:
      Oil and gas production costs                                          5,783,000                            597,000
      Depreciation, depletion and amortization
        expense                                                             5,536,000                            628,000
      General and administrative expense, net                               3,249,000                            939,000
      Interest expense, net                                                 1,104,000                            102,000
                                                           ---------------------------         --------------------------
          Total operating expenses                                         15,672,000                          2,266,000
      Minority interest                                                        24,000                                  -
                                                           ---------------------------         --------------------------
                                                                            2,123,000                           (491,000)

      Income taxes:
          Current                                                             250,000                                  -
          Deferred                                                            417,000                                  -
                                                           ---------------------------         --------------------------

      Net income (loss)                                            $        1,456,000                $          (491,000)
                                                           ===========================         ==========================

Earnings (loss) per share:

      Basic                                                        $             0.25                $             (0.12)
      Diluted                                                                    0.25                              (0.12)

Average number of common shares outstanding (in thousands):
      Basic                                                                     5,822                              4,056
      Diluted                                                                   5,874                              4,056


               The accompanying notes are an integral part of these
                        consolidated financial statements.

                            CARBON ENERGY CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
             THE PERIOD FROM INCEPTION (SEPTEMBER 14, 1999) THROUGH
                                DECEMBER 31, 1999



                                                                                    RETAINED
                                                       COMMON STOCK                 EARNINGS          CURRENCY
                                             ---------------------------------   (ACCUMULATED       TRANSLATION
                                                 SHARES            AMOUNT           DEFICIT)         ADJUSTMENT          TOTAL
                                             ---------------   ---------------   ---------------   ---------------   ---------------

Balance, September 14, 1999                               -      $          -        $        -       $         -      $          -

     Issuance of common stock                     4,510,000        24,806,000                 -                 -        24,806,000

     Net loss                                             -                 -          (491,000)                -          (491,000)

                                             ---------------   ---------------   ---------------   ---------------   ---------------
Balance, December 31, 1999                        4,510,000        24,806,000          (491,000)                 -       24,315,000

     Issuance of common stock                        10,000            55,000                 -                 -            55,000

     Issuance of common stock for
       acquisition of CEC Resources Ltd.          1,482,826         6,518,000                 -                 -         6,518,000

     Vesting of restricted stock grants              18,800           116,000                 -                 -           116,000

     Currency translation adjustment                      -                 -                 -          (225,000)         (225,000)

     Net income                                           -                 -         1,456,000                 -         1,456,000

                                             ---------------   ---------------   ---------------   ---------------   ---------------
Balance, December 31, 2000                        6,021,626      $ 31,495,000        $  965,000       $  (225,000)     $ 32,235,000
                                             ===============   ===============   ===============   ===============   ===============

               The accompanying notes are an integral part of these
                        consolidated financial statements.

                            CARBON ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      FOR THE PERIOD
                                                                                                      FROM INCEPTION
                                                                        FOR THE YEAR               (SEPTEMBER 14, 1999)
                                                                           ENDED                         THROUGH
                                                                     DECEMBER 31, 2000              DECEMBER 31, 1999
                                                                   ---------------------          ---------------------
Cash flows from operating activities:

      Net income (loss)                                               $      1,456,000               $       (491,000)
      Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
           Depreciation, depletion and amortization expense                  5,536,000                        628,000
           Deferred income tax                                                 417,000                              -
           Minority interest                                                    24,000                              -
           Employee stock grants                                               116,000                              -
           Changes in operating assets and liabilities,
             net of effects of acquisition:
           Decrease (increase) in:
                Accounts receivable                                         (3,063,000)                       203,000
                Amounts due from broker                                     (2,621,000)                       269,000
                Employee trust                                                 867,000                         17,000
                Prepaid expenses and other                                    (664,000)                        38,000
                Other assets                                                   112,000                       (337,000)
           Increase (decrease) in:
                Accounts payable and accrued expenses                          496,000                        711,000
                Undistributed revenue                                        1,079,000                        (39,000)
                                                                   ---------------------          ---------------------
           Net cash provided by operating activities                         3,755,000                        999,000

Cash flows from investing activities:
      Capital expenditures for oil and gas properties                       (7,941,000)                      (589,000)
      Acquisition of Bonneville Fuels                                                -                    (23,521,000)
      Acquisition of CEC Resources                                            (146,000)                             -
      Capital expenditures for support equipment                              (179,000)                             -
                                                                   ---------------------          ---------------------
           Net cash used in investing activities                            (8,266,000)                   (24,110,000)

Cash flows from financing activities:
      Proceeds from note payable                                            30,852,000                        400,000
      Principal payments on note payable                                   (27,381,000)                    (1,100,000)
      Proceeds from issuance of common stock                                    55,000                     24,806,000
                                                                   ---------------------          ---------------------
           Net cash provided by financing activities                         3,526,000                     24,106,000
                                                                   ---------------------          ---------------------

Effect of exchange rate changes on cash                                         11,000                              -
                                                                   ---------------------          ---------------------

Net increase (decrease) in cash                                               (974,000)                       995,000
Cash, beginning of period                                                      995,000                              -
                                                                   ---------------------          ---------------------
Cash, end of period                                                     $       21,000                $       995,000
                                                                   =====================          =====================

Supplemental cash flow information:
      Cash paid for interest                                          $      1,147,000                $       121,400
      Cash paid for taxes                                                       46,000                              -

               The accompanying notes are an integral part of these
                        consolidated financial statements.

                            CARBON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATION - Carbon Energy Corporation (Carbon) was incorporated in September, 1999 under the laws of the State of Colorado to facilitate the acquisition of Bonneville Fuels Corporation (BFC) and subsidiaries. The acquisition of BFC closed on October 29, 1999 and was accounted for as a purchase. In February 2000, Carbon completed an offer to exchange common shares of Carbon for common shares of CEC Resources, Ltd. (CEC), an Alberta, Canada company. Over 97% of the shareholders of CEC accepted the offer for exchange. This acquisition closed on February 17, 2000 and was also accounted for as a purchase as further described in Note 2. Collectively, Carbon, CEC, BFC and its subsidiaries are referred to as the Company. The Company's operations currently consist of the acquisition, exploration, development, and production of oil and natural gas properties located primarily in Colorado, Kansas, New Mexico, Utah, and the Canadian provinces of Alberta and Saskatchewan.

All amounts are presented in U.S. dollars unless otherwise noted.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Carbon and its subsidiaries all of which are wholly owned, except CEC of which the Company owns approximately 97% of the equity at year end. All significant intercompany transactions and balances have been eliminated.

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

Pursuant to full cost accounting rules, capitalized costs less related accumulated depletion and deferred income taxes may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using a 10% discount factor and unescalated oil and gas prices as of the end of the period; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair market value of unproved properties included in the costs being amortized, if any; less (4) related income tax effects. The costs reflected in the accompanying financial statements do not exceed this limitation.

Proceeds from disposal of interests in oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustment would significantly alter the rate of depletion.

Buildings, transportation and other equipment are depreciated on the straight-line method with lives ranging from 3 to 7 years.

                            CARBON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYEE TRUST - The employee trust represents amounts which will be used to satisfy obligations to persons who have been, or will be, terminated as a result of the Company's acquisition of BFC (see Note 4). The current portion of the employee trust is expected to be disbursed or returned to the Company by October 31, 2001.

UNDISTRIBUTED REVENUE - Represents amounts due to other owners of jointly owned oil and gas properties for their share of revenue from the Company's oil and gas properties.

REVENUE RECOGNITION - The Company follows the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which the Company is entitled based on its interests in the properties, creating gas imbalances. At December 31, 2000, wellhead imbalances related to the Company's interests were minimal. Revenue is deferred and a liability is recorded for those properties where the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production.

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

HEDGING TRANSACTIONS - The Company from time to time uses certain financial instruments in an attempt to reduce exposure to the market fluctuations in the price of oil and natural gas. The Company's general strategy is to hedge price and location risk of a portion of the Company's production with swap, collar, and floor and ceiling instruments.

Pursuant to Company guidelines, the Company is to engage in these activities only as a hedging mechanism. Changes in the market value of futures, forwards, and swap contracts are not recognized until the related production occurs or until the related gas purchase takes place. Realized losses from any positions which are closed early are deferred and recorded as an asset or liability in the accompanying balance sheet, until the related production, purchase or sale takes place. In the event energy financial instruments do not qualify for hedge accounting, the difference between the current market value and the original contract value would be currently recognized in the statement of operations. Gains and losses incurred on these contracts are included in oil and gas revenue or in gas marketing costs in the accompanying statement of operations. The following table sets forth the hedge losses realized by the Company for 2000 and 1999.

                                                                                        For the Period
                                                                                        from Inception
                                                                                     (September 14, 1999)
                                        For the Year Ended                                 through
                                        December 31, 2000                             December 31, 1999
                          -----------------------------------------------           ------------------------
                             United States                 Canada                        United States
                          ---------------------     ---------------------           ------------------------
                                          (in thousands)                                (in thousands)

Oil                               $        414              $        186                      $           -
Natural gas                              2,608                       987                                157

                            CARBON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon the acquisition of BFC and CEC the Company assumed open hedge contracts and fixed price sales contracts that when marked to market reflected an obligation of $1,733,000 and $553,000, respectively. These obligations were recorded as liabilities. At December 31, 2000 these obligations were $453,000 for open hedge contracts and $74,000 for fixed price sales contracts for BFC and $156,000 for open hedge contracts for CEC. At December 31, 2000 these liabilities are included in current liabilities. The liabilities will decline as the contracts expire. The table below sets forth BFC's and CEC's derivative financial instrument positions on its natural gas and oil production as of December 31, 2000.

            BFC Contracts                                   CEC Contracts
- ----------------------------------------          ------------------------------------

                            Weighted                                      Weighted
                             Average                                       Average
                           Fixed Price                                   Fixed Price

 Year        MMBtu          per MMBtu             Year      MMBtu         per MMBtu
- -------   ------------   ---------------          ------  ----------   ---------------
 2001       1,408,000     $      2.35             2001     391,000      $       2.72


As of December 31, 2000, the Company would have been required to pay $5.7 million and $1.6 million to exit the BFC and CEC contracts, respectively.

In addition the Company utilizes collars that establish a price between a floor and ceiling to hedge natural gas and oil prices. The table below sets forth the Company's natural gas collars in place at December 31, 2000.

                              Average        Average
                               Floor         Ceiling
                                per            per
   Year          MMBtu         MMBtu          MMBtu
- -----------    ----------   ------------   ------------
   2001         85,000       $     3.51     $     4.89

As of December 31, 2000, the Company would have been required to pay $378,000 to exit these contracts.

                            CARBON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The financial statement impact of recording derivative instruments designated as hedges and derivative instruments not designated as hedges upon adoption of SFAS No. 133 on January 1, 2001 is as follows:

                                                                                                    Amount
                                                                                                  (millions)
                                                                                                 ------------
Balance Sheet
     Derivative liability                                                                          $    (7.2)
     Deferred tax asset                                                                                  2.9
     Cumulative effect of a change in accounting principle
         (other comprehensive loss)                                                                      2.8

Statement of Operations
     Cumulative effect of a change in accounting principle (derivative loss)                       $     1.5


FOREIGN CURRENCY TRANSLATION - The functional currency of CEC is the Canadian dollar. Assets and liabilities related to the Company's Canadian operations are generally translated at current exchange rates, and related translation adjustments are reported as a component of shareholders' equity. Income statement accounts are translated at the average rates during the period. As a result of the change in the value of the Canadian dollar relative to the US dollar, the Company reported a non cash currency translation loss of $225,000 for the year ended December 31, 2000.

The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investment and distributions to owners. Separate statements of comprehensive income have not been presented in these financial statements as the only reconciling items between net income as reflected in the statements of operation and comprehensive income would be the change in cumulative foreign currency translation adjustment in 2000 of $225,000.

EARNINGS (LOSS) PER SHARE - The Company uses the weighted average number of shares outstanding in calculating basic earnings per share data. When dilutive, options are included as share equivalents using the treasury stock method and are included in the calculations of diluted per share data.

ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes. The actual results could differ from those estimates.

2.       ACQUISITION OF CEC RESOURCES LTD.

On February 17, 2000, Carbon completed the acquisition of approximately 97% of the common stock of CEC. An offer for exchange of Carbon common stock for CEC common stock resulted in the issuance of 1,482,826 shares of Carbon common stock to holders of CEC common stock. The acquisition was accounted for as a purchase.

The adjusted purchase price of $13,811,000 was comprised of the following:

                            CARBON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Current liabilities assumed                     $    1,041,000
Open hedge contracts assumed                           553,000
Deferred income taxes                                2,645,000
Long-term debt assumed                               2,599,000
Professional fees incurred                             455,000
Carbon common stock exchanged                        6,518,000
                                             -----------------
     Total purchase price                       $   13,811,000
                                             =================


The following unaudited pro forma information presents a summary of the consolidated results of operations as if the CEC acquisition had occurred at the beginning of the period presented. Because Carbon had minimal operating activities prior to November 1, 1999, the pro forma information presented is for the year ended December 31, 2000 only.

                            FOR THE YEAR
                                ENDED
                          DECEMBER 31, 2000
                        ----------------------

Total revenue                 $    18,469,000

Net income                    $     1,549,000

Earnings per share:
     Basic                      $        0.26
     Diluted                    $        0.26


These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations that actually would have resulted had the CEC acquisition occurred at the beginning of the period presented, or future results of operations of the consolidated entities.

3. LONG-TERM DEBT

U.S. FACILITY - The Company moved its credit facility from U.S. Bank National Association to Wells Fargo Bank West, National Association in the third quarter of 2000.

The facility is an oil and gas reserve based line-of-credit and had a borrowing base of $16.1 million with outstanding borrowings of $12.5 million at December 31, 2000. The facility is secured by certain U.S. oil and gas properties of the Company and is scheduled to convert to a term note on October 1, 2002. This facility is scheduled to have a maturity date of either the economic half life of the Company's remaining U.S. based reserves on the last day of the revolving period, or October 1, 2006, whichever is earlier. The facility bears interest at a rate equal to LIBOR plus 1.75% or Wells Fargo Bank West Prime, at the option of the Company. The Company's average borrowing rate was approximately 8.5% at December 31, 2000. The borrowing base is based upon the lender's evaluation of the Company's proved oil and gas reserves, generally determined semi-annually.

                            CARBON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled maturities of indebtedness under the U.S. facility for the next five years are as follows:

                 Year                      Maturities
               --------                 ---------------
                                         (in thousands)

                 2001                       $      -
                 2002                        782,000
                 2003                      3,129,000
                 2004                      3,129,000
                 2005                      3,129,000
              Thereafter                   2,347,000

The credit agreement contains various covenants, which prohibit or limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties or merge with another entity. The Company is also required to maintain certain financial ratios.

CANADIAN FACILITY - The facility with the Canadian Imperial Bank of Commerce
(CIBC), has a borrowing base of approximately $4.4 million with outstanding borrowings of $2.6 million at December 31, 2000. The Canadian facility is secured by the Canadian oil and gas properties of the Company. The revolving phase of the Canadian facility expired on December 31, 2000 and the Company is currently in negotiations with CIBC to extend the revolving phase to April 1, 2002. However, there can be no guarantee that the Company will be able to successfully negotiate such an extension. If the revolving commitment is not renewed, the loan will be converted into a term loan and will be reduced by consecutive monthly payments over a period not to exceed 36 months. However, subject to possible changes in the borrowing base, CIBC has agreed that it will not require the Company to make any principal payments under the term loan section of the facility until January 2002 at the earliest. As such, no amounts under the CIBC facility have been classified as current in the December 31, 2000 balance sheet. The Canadian facility bears interest at the CIBC Prime rate plus 3/4%. The rate was approximately 8.25% at December 31, 2000.

                            CARBON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled maturities of indebtedness under the Canadian facility for the next five years are as follows:

                 Year                      Maturities
               --------                  --------------
                                         (in thousands)

                 2001                      $      -
                 2002                       856,000
                 2003                       855,000
                 2004                       855,000

The Canadian facility contains various covenants which limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties, or merge with another entity.

The agreement with CIBC also contains a $3.0 million swap facility that provides at the Company's request and subject to market availability, commodity swaps covering a portion of the Company's oil and gas production, forward exchange contracts and firm gas purchase and sales transactions. The Company currently utilizes the swap facility to hedge its Canadian production (See Note 1).

4.  SALARY CONTINUATION PLAN

In 1999, BFC established a Salary Continuation Plan (the Plan). The Plan provides for continuation of salary and health, dental, disability, and life insurance benefits for a certain period of time, based upon employment contracts or length of service if the employee is terminated within two years following the effective date of BFC's acquisition by Carbon. The Plan was initially funded with a deposit of $1,546,000 into an interest bearing employee trust account. Distributions through December 31, 2000 have been $922,000 for employees who were terminated or had their employment contracts terminated.

The employee trust account is restricted from disbursing funds except for the payment of benefits or upon the insolvency of the Company. Trustee fees were minimal for the year ended December 31, 2000. Any remaining amounts in the trust will revert to the Company upon expiration of the trust.

5.  COMMITMENTS AND CONTINGENCIES

OFFICE LEASE - The Company entered into various lease agreements, which provide for total minimum rental commitments as follows:

                               United States               Canada
                               -------------            -------------

2001                              $ 197,000                $  83,000
2002                                203,000                   83,000
2003                                208,000                   76,000
2004                                212,000                        -
2005                                 53,000                        -
                               -------------            -------------
     Total                        $ 873,000                $ 242,000
                               =============            =============

TRANSPORTATION AGREEMENTS - The Company has entered into various natural gas transportation agreements in Canada. The Company typically assigns these transportation agreements to a buyer of the Company's production during the term of the natural gas sales contract between the Company and the buyer. The Company is typically paid on an index basis, net of transportation charges incurred by the buyer. The rights and obligations under these transportation agreements will revert back to the Company upon expiration of the natural gas sales contracts.

                            CARBON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to governmental and regulatory controls arising in the ordinary course of business. The Company is also a party to various lawsuits incidental to its business. It is the opinion of the Company's management that there are no claims or litigation involving the Company that are likely to have a material adverse effect on its financial position or results of operations.

6.  STOCK OPTIONS AND AWARD PLANS

In 1999, the Company adopted a stock option plan. All salaried employees of the Company and its subsidiaries are eligible to receive both incentive stock options and nonqualified stock options. Directors and consultants who are not employees of the Company or its subsidiaries are eligible to receive nonqualified stock options, but not incentive stock options under the plan. The option price for the incentive stock options granted under the plan is not to be less than 100% of the fair market value of the share subject to the option. The option price for the nonqualified stock options granted under the plan is not to be less than 85% of the fair market value of the shares subject to the options. The aggregate number of shares of common stock, which may be issued under options granted pursuant to the plan, may not exceed 700,000 shares.

The specific terms of grant and exercise are determined by the Company's Board of Directors unless and until such time as the Board of Directors delegates the administration of the plan to a committee. The options vest over a three-year period and expire ten years from the date of grant. A summary of the status of the Company's stock option plan as of December 31, 2000 and 1999 and changes during these periods is presented below:

                                                                                                 For the Period from Inception
                                                              For the Year Ended                 (September 14, 1999) through
                                                               December 31, 2000                       December 31, 1999
                                                          ----------------------------           ------------------------------
                                                             Number        Weighted-                Number          Weighted-
                                                               of           Average                   of             Average
                                                             Option         Exercise                Option          Exercise
                                                             Shares          Price                  Shares            Price
                                                          -------------    -----------           -------------     ------------

Outstanding at beginning of period                             115,000        $  5.50                       -            $   -
Granted                                                        520,500           5.29                 115,000             5.50
Exercised                                                            -              -                       -                -
Forfeited                                                      (45,000)          5.78                       -                -
                                                          -------------                          -------------
     Outstanding at end of year                                590,500           5.30                 115,000             5.50
                                                          =============                          =============

Options exercisable at year end                                276,166                                      -

Shares available for grant at year end                         109,500                                585,000

Weighted-average fair value of options
     granted during the year                                                    $ 1.51                                  $ 1.28

                            CARBON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the Company's stock options outstanding at December 31, 2000:

                           Options Outstanding                                         Options Exercisable
- ----------------------------------------------------------------------           --------------------------------
                                        Weighted-
                       Options           Average          Weighted-                 Options          Weighted-
   Range of          Outstanding        Remaining          Average                Exercisable         Average
   Exercise              at            Contractual        Exercise                    at             Exercise
    Prices            Year end            Life              Price                  Year end            Price
- ----------------    --------------    --------------    --------------           --------------    --------------
 $4.19 - $5.86         590,500               6.5         $    5.30                  276,166          $    5.01

The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for these plans. Under APB Opinion No. 25, no compensation costs are recognized for option grants that are equal to or greater than the market price at the time of the grant. If compensation costs for this plan had been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income (loss) and income (loss) per share would have been as follows:

                                                                                         For the Period
                                                                                         from Inception
                                                               For the Year           (September 14, 1999)
                                                                  Ended                      through
                                                            December 31, 2000           December 31, 1999
                                                        -----------------------     ------------------------
                                                               (in thousands except per share data)
Net income (loss):
     As reported                                            $    1,456                  $    (491)
     Pro forma                                                   1,276                       (504)

Net income (loss) per share:
     As reported:
         Basic                                               $    0.25                 $    (0.12)
         Diluted                                                  0.25                      (0.12)
     Pro forma:
         Basic                                               $    0.22                 $    (0.12)
         Diluted                                                  0.22                      (0.12)

                            CARBON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

                                                   2000                 1999
                                                 ----------           ----------
Expected option life - years                         3.50                 5.00
Risk-free interest rate                              6.36%                5.97%
Dividend yield                                       0.00%                0.00%
Volatility                                          25.79%               24.00%

In 1999, the Company adopted a restricted stock plan for selected employees, directors and consultants of the Company and its subsidiaries. The aggregate number of shares of common stock which may be issued under the plan may not exceed 300,000 shares. The number of shares granted under this plan were 27,500 and 40,000 for 2000 and 1999, respectively. The Company recognized compensation expense related to these grants of $116,000 for the year ended December 31, 2000. The shares vest ratably over 36 months.

7.  INCOME TAXES

The following table sets forth the difference between the provision for income taxes and the amounts computed by applying the statutory federal rate:

                                                                                     For the Period
                                                                                     from Inception
                                                           For the Year           (September 14, 1999)
                                                              Ended                      through
                                                        December 31, 2000           December 31, 1999
                                                      -----------------------     ----------------------
                                                                       (in thousands)
Tax expense at 35% of income before income
     taxes                                                     $    743               $       (172)
State income taxes                                                   17                          -
Change in the valuation allowance against
     deferred tax asset                                            (192)                       192
Impact of higher statutory rates on
     Canadian income                                                151                          -
Canadian resource allowance                                        (375)                         -
Canadian Crown payments (net of Alberta
     Royalty Tax Credit)                                            455                          -
Other                                                              (132)                       (20)
                                                      -----------------------     ----------------------
                                                               $    667               $          -
                                                      =======================     ======================

                            CARBON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes generally result from recognizing income and expenses at different times for financial and tax reporting. In the U.S. the largest differences are the tax effects of the capitalization of certain development, exploration and other costs, recording proceeds from the sale of properties in the full cost pool and the provision for impairment of oil and gas properties. In Canada, the largest difference results from accelerated recovery of capital expenditures for tax purposes. The following table sets forth the Company's long-term tax assets and liabilities at December 31, 2000 and 1999.

                                                                                December 31, 2000
                                                            ---------------------------------------------------------
                                                             United States           Canada               Total
                                                            ----------------     ----------------     ---------------
                                                                                  (in thousands)
Deferred tax asset:
     Net operating loss carryforward                              $     921             $      -           $     921
     Other                                                               26                   53                  79
                                                            ----------------     ----------------     ---------------
         Gross deferred tax assets                                      947                   53               1,000

Deferred tax liability:
     Property and equipment                                            (991)              (2,993)             (3,984)
                                                            ----------------     ----------------     ---------------
         Gross deferred tax liabilities                                (991)              (2,993)             (3,984)
                                                            ----------------     ----------------     ---------------
Net deferred tax asset (liability)                               $     (44)          $   (2,940)         $   (2,984)
                                                            ================     ================     ===============

                                                                                 December 31, 1999
                                                            ---------------------------------------------------------
                                                             United States         Canada (1)             Total
                                                            ----------------     ----------------     ---------------
                                                                                 (in thousands)
Deferred tax asset:
     Net operating loss carryforward                              $     297             $      -           $     297
     Other                                                               90                    -                  90
                                                            ----------------     ----------------     ---------------
         Gross deferred tax assets                                      387                    -                 387

Deferred tax liability:
     Property and equipment                                            (195)                    -               (195)
                                                            ----------------     ----------------     ---------------
         Gross deferred tax liabilities                                (195)                    -               (195)

Valuation allowance                                                    (192)                    -               (192)
                                                            ----------------     ----------------     ---------------
Net deferred tax asset (liability)                                 $      -             $      -            $      -
                                                            ================     ================     ===============

- ---------------------
(1) Canadian deferred tax assets and liabilities are presented only for December 31, 2000 as the Company acquired CEC in February 2000.

As of December 31, 2000, the Company had a net operating loss carryforwards for federal income tax purposes of $2.4 million which expire in the years 2019 and 2020.

                            CARBON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  PROPERTIES SUBJECT TO TAX CREDIT AGREEMENT

During 1995, BFC entered into an agreement to sell 99% of its interest in 14 coal gas wells located in New Mexico that qualified for IRC section 29 tax credits. Under the terms of the agreement, BFC is to receive 99% of the net cash flow on the properties until certain cumulative production levels are reached, at which time the counter party will receive 100% of the net cash flow until the second production level is reached. Upon reaching the second level, 100% of the cash flows will revert to BFC for substantially the remaining life of the properties.

                            CARBON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  BUSINESS AND GEOGRAPHICAL SEGMENTS

Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). During 2000, Carbon had two reportable and geographic segments: BFC and CEC, representing oil and gas operations in the United States and Canada, respectively. The segments are strategic business units which operate in unique geographic locations. The segment data presented below was prepared on the same basis as Carbon's consolidated financial statements.

                                                                            For the Period
                                                     For the Year          from February 18
                                                         Ended                 through
                                                   December 31, 2000      December 31, 2000         Consolidated
                                                     United States              Canada                 Totals
                                                 ----------------------  ---------------------  ----------------------
Oil and gas sales                                      $    11,054,000        $     6,590,000         $    17,644,000
Marketing and other, net                                       245,000               (70,000)                 175,000
                                                 ----------------------  ---------------------  ----------------------
      Total revenues                                        11,299,000              6,520,000              17,819,000

Oil and gas production costs                                 3,774,000              2,009,000               5,783,000
Depreciation and depletion                                   4,042,000              1,494,000               5,536,000
General and administrative, net                              1,989,000              1,260,000               3,249,000
Interest expense, net                                          917,000                187,000               1,104,000
                                                 ----------------------  ---------------------  ----------------------
      Total operating expenses                              10,722,000              4,950,000              15,672,000

Minority interest in net income                                      -                 24,000                  24,000

Income tax                                                      44,000                623,000                 667,000
                                                 ----------------------  ---------------------  ----------------------
Net income                                              $      533,000         $      923,000         $     1,456,000
                                                 ======================  =====================  ======================

                                                 ----------------------  ---------------------  ----------------------
Total assets                                           $    44,279,000        $    18,201,000         $    62,480,000
                                                 ======================  =====================  ======================

                            CARBON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  MAJOR CUSTOMERS

For the year ended December 31, 2000, revenues from one customer of the Company's U.S. operations and one customer of the Company's Canadian operations represented approximately 16% and 20%, respectively, of the Company's consolidated revenues.

For the period from inception (September 14, 1999) through December 31, 1999, revenues from three customers of the Company's U.S. operations represented 28%, 12% and 12%, respectively, of the Company's consolidated revenues.

Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's on-balance sheet financial instruments consist of cash, cash equivalents, accounts receivable, inventories, accounts payable, other accrued liabilities and long-term debt. Except for long-term debt, the carrying amounts of such financial instruments approximate fair value due to their short maturities. As a result of the variable interest rates on the Company's debt facilities at December 31, 2000, the fair market value of long-term debt was not materially different from its carrying amount. The Company's off-balance sheet financial instruments consist of derivative instruments which are intended to manage commodity price risks (see Note 1).

12.      TRADING ACTIVITIES

The Company engages in natural gas trading activities which involve purchasing natural gas from third parties and selling natural gas to other parties. These transactions are typically short-term in nature and involve positions whereby the underlying quantities generally offset. The Company has reduced its efforts concerning the marketing of third party natural gas and anticipates that this will continue in 2001. Trading income associated with these activities is presented on a net basis in the financial statements. The following table sets forth the gross trading activities.

                                                                                   For the Period
                                                                                   from Inception
                                                                                   (September 14,
                                                         For the Year                   1999)
                                                            Ended                      through
                                                      December 31, 2000           December 31, 2000
                                                      -------------------        --------------------
                                                                      (in thousands)
Revenues, gross                                             $      5,445                $      1,032
Operating expenses, gross                                          5,515                       1,028
                                                      -------------------        --------------------

     Net trading income (loss)                              $       (70)                  $        4
                                                      ===================        ====================

13.  SUBSEQUENT EVENTS

                            CARBON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 5, 2001, the Company closed the sale of its entire working interest and related leasehold rights in the San Juan Basin. The effective date of the sale was September 1, 2000 and the purchase price was $7.5 million, subject to certain adjustments.

On February 6, 2001, CEC completed its offer to purchase shares of CEC common stock that were not owned by Carbon. Of the approximate 39,000 shares of CEC common stock that were not previously acquired by Carbon, approximately 34,000 shares of CEC common stock were purchased by CEC as a result of this offer. After the offer, Carbon owns 99.7% of the common stock of CEC.

14.  DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)

(A)      Costs Incurred in Oil and Gas Producing Activities

The following table sets forth costs incurred in oil and gas property acquisition, exploration and development activities for the year ended December 31, 2000 and the period from inception (September 14, 1999) through December 31, 1999.

                                                United
                                                States           Canada           Total
                                             -------------    -------------   --------------
                                                             (in thousands)
2000 (1)
- ---------
        Acquisition of properties (2):
            Proved properties                     $     -        $  14,176        $  14,176
            Unproved properties                     1,217              161            1,378
        Exploration (3)                             2,895               19            2,914
        Development (4)                             1,495            3,627            5,122
                                             -------------    -------------   --------------
            Total                                $  5,607        $  17,983        $  23,590
                                             =============    =============   ==============


1999 (5)
- ---------
        Acquisition of properties:
            Proved properties                   $  24,535          $     -        $  24,535
            Unproved properties                     7,879                -            7,879
        Exploration                                   347                -              347
        Development                                   138                -              138
                                             -------------    -------------   --------------
            Total                               $  32,899          $     -        $  32,899
                                             =============    =============   ==============

- ----------------------------

(1) Canadian results for 2000 are the results of CEC subsequent to its acquisition by Carbon in February 2000.
(2) Property acquisition costs include costs incurred to purchase, lease or otherwise acquire a property.
(3) Exploration costs include the costs of geological and geophysical activity, dry holes and drilling and equipping exploratory wells.
(4) Development costs include costs incurred to gain access to and prepare development well locations for drilling and to drill and equip development wells and costs for supporting production facilities consisting primarily of natural gas gathering systems.
(5) United States results for 1999 are the results of the Company from its inception (September 14, 1999) through December 31, 1999.

                            CARBON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B)      Aggregate Capitalized Costs

The following table sets forth the aggregate capitalized costs relating to oil and gas activities at the end of each of the years indicated.

                                                                                   December 31, 2000
                                                                  ---------------------------------------------------
                                                                     United
                                                                     States            Canada             Total
                                                                  --------------    --------------    ---------------
Oil and gas properties, full cost method:
     Unevaluated properties not being amortized                       $   6,412          $    164          $   6,576
     Evaluated costs                                                     32,094            17,453             49,547
                                                                  --------------    --------------    ---------------
Total capitalized costs                                                  38,506            17,617             56,123
     Less - Accumulated DD&A                                             (4,553)           (1,485)            (6,038)
                                                                  --------------    --------------    ---------------
         Net capitalized costs                                        $  33,953         $  16,132          $  50,085
                                                                  ==============    ==============    ===============

                                                                                  December 31, 1999
                                                                  ---------------------------------------------------
                                                                     United
                                                                     States          Canada (1)           Total
                                                                  --------------    --------------    ---------------
Oil and gas properties, full cost method:
     Unevaluated properties not being amortized                       $   7,879          $      -          $   7,879
     Evaluated costs                                                     25,020                 -             25,020
                                                                  --------------    --------------    ---------------
Total capitalized costs                                                  32,899                 -             32,899
     Less - Accumulated DD&A                                               (617)                -               (617)
                                                                  --------------    --------------    ---------------
         Net capitalized costs                                        $  32,282          $      -          $  32,282
                                                                  ==============    ==============    ===============

 ------------------------
(1) Canadian aggregate capitalized costs are presented only for December 31, 2000 as the Company acquired CEC in February 2000.

The Company anticipates that substantially all unevaluated costs will be classified as evaluated costs within five years.

                            CARBON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C)        Estimated Proved Oil and Gas Reserves

The table below sets forth the estimated quantities of year end proved reserves at December 31, 2000 and 1999. The reserve estimates for properties located in the United States were prepared by Ryder Scott Company, an independent reservoir engineering firm, and the Canadian reserve estimates were prepared by Sproule Associates Limited, independent geological petroleum engineering consultants.

                                                                 Oil and Liquids                            Natural Gas
                                                       -----------------------------------       ----------------------------------
                                                                       (MBbl)                                (MMcf)
                                                         United                                   United
                                                         States    Canada (1)     Total           States     Canada (1)    Total
                                                       ---------  -----------   ----------       ---------  -----------  ---------
Balance, September 14, 1999                                   -          -            -               -           -           -
     Revisions of previous estimates                          2          -            2             250           -         250
     Purchases of reserves in place                         235          -          235          31,331           -      31,331
     Production                                              (9)         -           (9)           (569)          -        (569)
                                                       ---------   --------    ---------       ---------   ---------   ---------

Balance, December 31, 1999                                  228          -          228          31,012           -      31,012
     Revisions of previous estimates                        278          -          278           4,179           -       4,179
     Extensions, discoveries and additions                   70        145          215             283       7,749       8,032
     Purchases of reserves in place                           -        537          537               -      17,535      17,535
     Production                                             (69)       (53)        (122)         (3,374)     (1,679)     (5,053)
                                                       ---------   --------    ---------       ---------   ---------   ---------

Balance, December 31, 2000                                  507        629        1,136          32,100      23,605      55,705
                                                       =========   ========    =========       =========   =========   =========

Proved developed reserves (2):
     December 31, 1999                                      212          -          212          26,232           -      26,232
     December 31, 2000                                      382        560          942          26,422      20,276      46,698

Balance, December 31, 2000
     Proved reserves - Canada, after Crown
         royalty interests                                             461                                   18,867

Balance, December 31, 2000
     Proved developed reserves - Canada, after
         Crown royalty interests                                       411                                   16,193

- ------------------------
(1) Canadian reserves are presented only for 2000 as the Company acquired CEC in February 2000. Estimates of proved Canadian reserves presented in this table are net before Crown royalty interests.
(2) Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

In accordance with applicable requirements of the Securities and Exchange Commission (SEC), estimates of the Company's proved reserves and future net revenues are made using sale prices estimated to be in effect as of the date of the reserve estimates and are held constant throughout the life of the properties (except to the extent contractual arrangements in existence at year end specifically provide for escalation). Price declines decrease reserve values by lowering the future net revenues attributable to the revenues and may reduce the quantities of reserves that are recoverable on an economic basis. Price increases may have the opposite effect. A significant decline in prices of natural gas or oil could have a material adverse effect on the Company's financial condition and results of operations. Future prices received for production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates.

                            CARBON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. Oil and gas reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way, and estimates of other engineers might differ materially from those shown above. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretations and judgment. Results of drilling, testing and production may justify revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and natural gas that are ultimately recovered. The meaningfulness of such estimates depends primarily on the accuracy of the assumptions upon which they were based. In general, the volume of production from oil and gas properties the Company owns declines as reserves are depleted. Except to the extent the Company acquires additional properties containing proved reserves or conducts successful exploration and development activities or both, the proved reserves of the Company will decline as reserves are produced. Reserves generated from future activities of the Company are therefore highly dependent upon the level of success in acquiring or discovering additional reserves and the costs incurred in doing so.

(D)    Standardized Measure

The standardized measure schedule is presented pursuant to the disclosure requirements of the SEC and Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities" (SFAS No. 69).

The standardized measure is intended to provide a standard of comparable measurement of the Company's estimated proved oil and gas reserves based on economic and operating conditions existing as of December 31, 2000 and 1999. Pursuant to SFAS No. 69, future oil and gas revenues are calculated by applying to the proved oil and gas reserves the oil and gas prices at December 31, 2000 and 1999 relating to such reserves. Future price changes are considered only to the extent provided by contractual arrangement in existence at year end. Production and development costs are based upon costs at each year end. Future income tax expenses are estimated by applying the statutory tax rate of 35% in the United States and a combined Federal and Provincial rate of 44.62% in Canada with recognition of tax basis, net operating loss carryforwards and other statutory deductions. Estimates for future general and administrative and interest expense have not been considered. For standardized measure purposes, the Company estimates future income taxes using the "year-by-year" method. For ceiling test purposes, the Company estimates future income taxes using the "short-cut" method. Discounted amounts are based on a 10% annual discount rate.

                              CARBON ENERGY CORPORATION
                           NOTES TO CONSOLIDATED STATEMENTS


The following table sets forth the Company's standardized measure of discounted future net cash flows at December 31, 2000 and 1999.

                                                                        December 31, 2000
                                                       -----------------------------------------------------
                                                          United
                                                          States              Canada              Total
                                                       --------------     ---------------     --------------
                                                                          (in thousands)
Future oil and gas revenue                                $  326,156          $  186,815         $  512,971
Future production costs                                      (51,331)            (14,828)           (66,159)
Future development costs                                      (7,923)             (2,719)           (10,642)
Future income tax expense                                    (75,844)            (65,986)          (141,830)
                                                       --------------     ---------------     -------------
     Future net cash flows                                   191,058             103,282            294,340
10% annual discount for estimated
     timing  of cash flows                                   (79,804)            (27,872)          (107,676)
                                                       --------------     ---------------     --------------
Standardized measure of discounted
     future net cash flows                                $  111,254          $   75,410         $  186,664
                                                       ==============     ===============     ==============

The computation of the standardized measure of discounted future net cash flow relating to proved oil and gas reserves at December 31, 2000 was based on average oil and liquids prices of $25.50 per barrel in the United States and $21.73 per barrel in Canada, and average natural gas prices of $9.76 per Mcf in the United States and $9.00 per Mcf in Canada.

                                                                         December 31, 1999
                                                       -----------------------------------------------------
                                                          United
                                                          States            Canada (1)            Total
                                                       --------------     ---------------     --------------
                                                                           (in thousands)
Future oil and gas revenue                                 $  68,542            $       -         $  68,542
Future production costs                                      (19,473)                   -           (19,473)
Future development costs                                      (5,916)                   -            (5,916)
Future income tax expense                                       (772)                   -              (772)
                                                       --------------     ---------------     --------------
     Future net cash flows                                    42,381                    -            42,381
10% annual discount for estimated
     timing  of cash flows                                   (16,952)                   -           (16,952)
                                                       --------------     ---------------     --------------
Standardized measure of discounted
     future net cash flows                                 $  25,429            $       -         $  25,429
                                                       ==============     ===============     ==============

- ---------------------
(1) The standardized measure of discounted future net cash flows are not presented for the Canadian reserves as the Company acquired CEC in February 2000.

                              CARBON ENERGY CORPORATION
                           NOTES TO CONSOLIDATED STATEMENTS


The computation of the standardized measure of discounted future net cash flow relating to proved oil and gas reserves as of December 31, 1999 was based on average oil prices of $24.41 per barrel and natural gas prices of $2.05 per Mcf.

The standardized measure of discounted future net cash flows should not be construed to be an estimate of the fair value of the Company's proved reserves. Changes in the demand for oil and gas, price changes, reserve recovery variances and other factors make such estimates inherently imprecise and subject to revision.

The tables below set forth the principle sources of changes in the standardized measure of discounted future net cash flows for the year ended December 31, 2000 and the period from inception (September 14, 1999) through December 31, 1999.

                                                                                          December 31, 2000
                                                                          ----------------------------------------------------
                                                                            United
                                                                            States            Canada (1)            Total
                                                                          -------------    ---------------     ---------------
                                                                                            (in thousands)
Standardized measure of discounted future net cash flows relating
     to proved oil and gas reserves, at beginning of year                   $  25,429            $      -           $  25,429

Changes resulting from:
     Sales and transfers of oil and gas produced, net of
         production costs                                                     (10,302)             (6,961)            (17,263)
     Net change in sales price and future production costs                    113,753                   -             113,753
     Net changes in future development costs                                   (1,269)                  -              (1,269)
     Net changes due to extensions, discoveries and improved
         recovery                                                               2,243              35,084              37,327
     Revision of previous quantity estimates                                   27,019                   -              27,019
     Purchase of reserves in place                                                  -              76,377              76,377
     Accretion of discount                                                      2,619                   -               2,619
     Net change in income tax                                                 (41,502)            (39,094)            (80,596)
     Other                                                                     (6,736)             10,004               3,268
                                                                          ------------     ---------------     ---------------
         Net changes                                                           85,825              75,410             161,235
                                                                          ------------     ---------------     ---------------
Standardized measure of discounted future net cash flows relating
     to proved oil and gas reserves, at end of year                        $  111,254            $ 75,410          $  186,664
                                                                          ============     ===============     ===============

- ----------------------
(1) Changes in Canadian reserves for 2000 represent changes since the Company's acquisition of CEC in February 2000.

                              CARBON ENERGY CORPORATION
                           NOTES TO CONSOLIDATED STATEMENTS

                                                                                            December 31, 1999
                                                                          -------------------------------------------------------
                                                                              United
                                                                              States            Canada (1)            Total
                                                                          ---------------     ---------------     ---------------
                                                                                               (in thousands)
Standardized measure of discounted future net cash flows relating
     to proved oil and gas reserves, at inception (September 14, 1999)          $      -            $      -            $      -

Changes resulting from:
     Sales and transfers of oil and gas produced, net of
         production costs                                                         (1,140)                  -              (1,140)
     Net change in sales price and future production costs                        (7,248)                  -              (7,248)
     Revision of previous quantity estimates                                          23                   -                  23
     Purchase of reserves in place                                                34,136                   -              34,136
     Accretion of discount                                                           341                   -                 341
     Other                                                                          (683)                  -                (683)
                                                                          ---------------     ---------------     ---------------
         Net changes                                                              25,429                   -              25,429
                                                                          ---------------     ---------------     ---------------
Standardized measure of discounted future net cash flows relating
     to proved oil and gas reserves, at end of year                            $  25,429            $      -           $  25,429
                                                                          ===============     ===============     ===============

- ----------------------
(1) Changes in Canadian reserves for 1999 are not presented as the Company acquired CEC in February 2000.

                              CARBON ENERGY CORPORATION
                           NOTES TO CONSOLIDATED STATEMENTS


15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth the Company's quarterly results of operations for 2000. For 1999, the Company's operating activities prior to November 1, 1999 were minimal.

                                                               2000
                                    ------------------------------------------------------------
                                      Mar 31          Jun 30          Sep 30          Dec 31
                                    ------------    ------------    ------------    ------------
                                               (in thousands expect per share data)
Operating revenues                     $  3,233        $  3,903        $  4,363        $  6,320

Operating expenses                     $  1,022        $  1,226        $  1,578        $  1,957

Operating margin                       $  2,211        $  2,677        $  2,785        $  4,363

Net income                              $   230         $   118         $   172         $   936

Basic earnings per share                $  0.04         $  0.02         $  0.03         $  0.16
Diluted earnings per share                 0.04            0.02            0.03            0.15

In the fourth quarter of 2000, the Company commenced reporting its marketing and other activities on a net basis. The above table reflects this methodology.
The following table sets forth the Company's quarterly results of operations as originally reported.

                                                         2000
                                    --------------------------------------------
                                      Mar 31          Jun 30          Sep 30
                                    ------------    ------------    ------------
                                                   (in thousands)
Operating revenues                     $  4,710        $  4,744        $  5,179

Operating expenses                     $  2,499        $  2,067        $  2,394

Operating margin                       $  2,211        $  2,677        $  2,785

                          BONNEVILLE FUELS CORPORATION

                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                    PAGE
INDEPENDENT AUDITOR'S REPORT..........................................................................................56

CONSOLIDATED BALANCE SHEETS - October 31, 1999 and December 31, 1998..................................................57

CONSOLIDATED STATEMENTS OF OPERATIONS - For the Period From January 1,  1999 through  October 31,  1999 and the Years
         Ended December 31, 1998 and 1997.............................................................................58

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY - For the Period From January 1, 1997
         through October 31, 1999.....................................................................................59

CONSOLIDATED  STATEMENTS OF CASH FLOWS - For the Period From  January 1,  1999 through  October 31, 1999 and the Years
         Ended December 31, 1998 and 1997.............................................................................60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................................................................61

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

Hein + Associates LLP
March 1, 2000

                  BONNEVILLE FUELS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                         OCTOBER 31,             DECEMBER 31,
                                                                                    -----------------------  ----------------------
                                                                                              1999                    1998
                                                                                    -----------------------  ----------------------
                                       ASSETS
Current assets:
       Cash                                                                          $             249,000   $           2,742,000
       Restricted cash in Rabbi Trust                                                              898,000                       -
       Accounts receivable, trade                                                                2,499,000               4,972,000
       Accounts receivable, other                                                                   69,000                   8,000
       Amounts due from broker                                                                   1,519,000                 534,000
       Prepaid expenses and other                                                                  131,000                 233,000
                                                                                    -----------------------  ----------------------
                 Total current assets                                                            5,365,000               8,489,000
                                                                                    -----------------------  ----------------------

Property and equipment, at cost:
       Oil and gas properties, using the successful efforts method:
            Unproved properties                                                                  3,025,000               2,745,000
            Proved properties                                                                   34,128,000              29,679,000
       Furniture and equipment                                                                     499,000                 497,000
                                                                                    -----------------------  ----------------------
                                                                                                37,652,000              32,921,000
            Less accumulated depreciation, depletion and amortization                          (21,022,000)            (18,891,000)
                                                                                    -----------------------  ----------------------
                 Property and equipment, net                                                    16,630,000              14,030,000
                                                                                    -----------------------  ----------------------

Other Assets:
       Deposits and other                                                                          240,000                 276,000
       Rabbi Trust                                                                                 648,000                       -
       Deferred loan costs, net                                                                     29,000                  45,000
                                                                                    -----------------------  ----------------------
                 Total other assets                                                                917,000                 321,000
                                                                                    -----------------------  ----------------------
Total assets                                                                         $          22,912,000   $          22,840,000
                                                                                    =======================  ======================


                    LIABILITIES AND STOCKHOLDER'S EQUITY


Current liabilities:

       Accounts payable and accrued expenses                                         $           2,490,000   $           7,116,000
       Accrued production taxes payable                                                            284,000                 335,000
       Undistributed revenue                                                                       637,000                 476,000
                                                                                    -----------------------  ----------------------
                 Total current liabilities                                                       3,411,000               7,927,000
                                                                                    -----------------------  ----------------------
Commitments and contingencies (notes 2, 4, 6 and 8)                                                      -                       -
Long-term debt                                                                                   9,800,000               5,850,000
Stockholder's equity:
       Common stock, $.01 par value; 1,000 shares authorized,
         issued, and outstanding                                                                         -                       -
       Additional paid-in capital                                                                3,475,000               3,475,000
       Retained earnings                                                                         6,226,000               5,588,000
                                                                                    -----------------------  ----------------------
                  Total stockholder's equity                                                     9,701,000               9,063,000
                                                                                    -----------------------  ----------------------
Total liabilities and stockholder's equity                                           $          22,912,000              22,840,000
                                                                                    =======================  ======================

           See accompanying notes to these consolidated financial statements.

                  BONNEVILLE FUELS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE TEN
                                                              MONTHS ENDED              FOR THE YEAR ENDED
                                                               OCTOBER 31,                  DECEMBER 31,
                                                          --------------------   -------------------------------------
                                                                 1999                  1998                 1997
                                                          --------------------   -----------------  ------------------
Revenues:
       Oil and gas sales                                   $        7,820,000     $     6,758,000    $      6,429,000
       Gas marketing and transportation                             9,805,000          12,610,000           9,135,000
       Electricity sales                                            1,782,000           1,331,000             506,000
       Other                                                          619,000             393,000             469,000
                                                          --------------------   -----------------  ------------------
                                                                   20,026,000          21,092,000          16,539,000
                                                          --------------------   -----------------  ------------------
Expenses:
       Oil and gas production costs                                 2,860,000           3,254,000           2,779,000
       Gas marketing and transportation                             9,773,000          12,674,000           8,553,000
       Cost of electricity                                          1,729,000           1,137,000             497,000
       Depreciation, depletion and amortization expense             2,092,000           2,086,000           1,942,000
       Exploration expense                                            800,000             556,000             772,000
       Impairment expense                                              60,000           1,858,000             312,000
       General and administrative expense                           1,620,000           1,655,000             590,000
       Interest expense                                               454,000             238,000              83,000
                                                          --------------------   -----------------  ------------------
                                                                   19,388,000          23,458,000          15,528,000
                                                          --------------------   -----------------  ------------------
Income (Loss) Before Taxes                                            638,000          (2,366,000)          1,011,000
Tax Expense (Benefit):
       Current                                                              -            (225,000)            279,000
       Deferred                                                             -              50,000                   -
                                                          --------------------   -----------------  ------------------
Net Income (Loss)                                          $          638,000     $    (2,191,000)   $        732,000
                                                          ====================   =================  ==================


            See accompanying notes to these consolidated financial statements.

                  BONNEVILLE FUELS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

              FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH OCTOBER 31, 1999

                                                               COMMON STOCK          ADDITIONAL
                                                           ---------------------      PAID-IN          RETAINED
                                                            SHARES     PAR VALUE      CAPITAL          EARNINGS         TOTAL
                                                           ----------  ---------   -------------    -------------   ------------
Balances, January 1, 1997                                      1,000   $      -    $   1,812,000    $   7,047,000   $  8,859,000
       Net income                                                  -          -                -          732,000        732,000
                                                           ----------  ---------   -------------    -------------   ------------
Balances, December 31, 1997                                    1,000          -        1,812,000        7,779,000      9,591,000
       Intercompany payables converted to equity
            by parent                                              -          -        1,663,000                -      1,663,000
       Net loss                                                    -          -                -       (2,191,000)    (2,191,000)
                                                           ----------  ---------   -------------    -------------   ------------
Balances, December 31, 1998                                    1,000          -        3,475,000        5,588,000      9,063,000
       Net income                                                  -          -                -          638,000        638,000
                                                           ----------  ---------   -------------    -------------   ------------
Balances, October 31, 1999                                     1,000   $      -    $   3,475,000    $   6,226,000   $  9,701,000
                                                           ==========  =========   =============    =============   ============


            See accompanying notes to these consolidated financial statements.

                  BONNEVILLE FUELS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       FOR THE TEN
                                                                      MONTHS ENDED                FOR THE YEAR ENDED
                                                                       OCTOBER 31,                    DECEMBER 31,
                                                                   -----------------   -------------------------------------------
                                                                          1999                  1998                  1997
                                                                   -----------------   ---------------------  --------------------
Cash flows from operating activities:

      Net Income (loss)                                              $   638,000         $    (2,191,000)       $       732,000
      Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
           Deferred taxes                                                      -                  50,000                      -
           Depreciation, depletion and amortization expense            2,071,000               2,067,000              1,942,000
           Impairment of property and equipment                           60,000               1,858,000                312,000
           Amortization of loan costs                                     16,000                  19,000                 19,000
           Changes in operating assets and liabilities:
                Decrease (increase) in:
                     Accounts receivable, trade                        2,404,000              (2,154,000)               (21,000)
                     Amount due from broker                             (985,000)               (471,000)               152,000
                     Prepaid expenses and other                          110,000                 (50,000)               (36,000)
                     Rabbi Trust                                      (1,546,000)                      -                      -
                     Other assets                                         36,000                  41,000                (26,000)
                Increase (decrease in):
                     Accounts payable and accrued expenses            (4,626,000)              5,646,000                 59,000
                     Accrued production taxes payable                    (51,000)                 78,000                (77,000)
                     Undistributed revenues                              161,000                  28,000               (194,000)
                     Deferred gain and other liabilities                       -                       -                 52,000
                     Taxes payable to parent                                   -                (225,000)               279,000
                                                                   -----------------   ---------------------  --------------------
           Net cash provided (used) by operating activities           (1,712,000)              4,696,000              3,193,000
                                                                   -----------------   ---------------------  --------------------

Cash flows from investing activities:
      Capital expenditures for oil and gas properties                 (4,731,000)             (5,948,000)            (4,442,000)
                                                                   -----------------   ---------------------  --------------------
           Net cash used in investing activities                      (4,731,000)             (5,948,000)            (4,442,000)
Cash flows from financing activities:
      Proceeds from note payable                                       6,675,000               4,650,000              3,600,000
      Payments on note payable                                        (2,725,000)             (1,200,000)            (2,900,000)
      Production payment received                                              -                       -                319,000
                                                                   -----------------   ---------------------  --------------------
           Net cash provided by financing activities                   3,950,000               3,450,000              1,019,000
                                                                   -----------------   ---------------------  --------------------
Net increase (decrease) in cash and equivalents                       (2,493,000)              2,198,000               (230,000)
Cash, beginning of year                                                2,742,000                 544,000                774,000
                                                                   -----------------   ---------------------  --------------------
Cash, end of year                                                    $   249,000         $     2,742,000        $       544,000
                                                                   =================   =====================  ====================

Supplemental disclosures of cash flow information:
      Cash paid for interest                                         $   453,000         $       236,000        $       83,000
                                                                   =================   =====================  ====================

      Noncash investing and financing activities-intercompany
         payable contributed to capital by parent                    $        -          $     1,663,000        $            -
                                                                   =================   =====================  ====================

         See accompanying notes to these consolidated financial statements.

                  BONNEVILLE FUELS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATION - Bonneville Fuels Corporation (BFC), which was a wholly-owned subsidiary of Bonneville Pacific Corporation (BPC), was incorporated in the State of Colorado in April 1987 and began doing business in June 1987. The Company owns four subsidiaries, Bonneville Fuels Marketing Corporation (BFMC), Bonneville Fuels Management Corporation (BFM Corp.), Bonneville Fuels Operating Corporation (BFO), and Colorado Gathering Corporation
(CGC). Collectively, these entities are referred to as the Company. The Company's principal operations include exploration for and production of oil and gas reserves, marketing of natural gas, and gathering of natural gas. The Company from time to time also purchases and resells electricity.

The Company was acquired by Carbon Energy Corporation (Carbon) on October 29, 1999 for approximately $23,858,000. The accompanying financial statements do not include the purchase price adjustments that will be recorded by Carbon.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of BFC and its four wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements. The Company consolidates its pro rata share of oil and gas ventures in these consolidated financial statements.

CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH IN RABBI TRUST - Restricted cash in Rabbi Trust represents payments to be made within the next year to severed employees.

GAS MARKETING - The Company's marketing contracts are generally month-to-month or up to eighteen months, and provide that the Company will sell gas to end users which is produced from the Company's properties and acquired from third parties.

AMOUNTS DUE FROM BROKER- This account generally represents net cash margin deposits held by a brokerage firm for the Company's trading accounts.

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

In 1997, the Company began to accrue for future plugging, abandonment, and remediation using the negative salvage value method whereby costs are expensed through additional depletion expense over the remaining economic lives of the wells. Management's estimate of the total future costs to plug, abandon, and remediate the Company's share of all existing wells, including those currently shut in is approximately $3,500,000 net of salvage values. The total cumulative amount accrued as additional depletion for plugging and abandonment is $612,000 at October 31, 1999.

                  BONNEVILLE FUELS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company follows Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets". This statement limits net capitalized costs of proved oil and gas properties to the aggregate undiscounted future net revenues related to each field. If the net capitalized costs exceed the limitation, impairment is provided to reduce the carrying value of the properties in the field to estimated actual value. The impairment is included as a reduction of gross oil and gas properties in the accompanying balance sheet. For the 10 months ended October 31, 1999 and the years ended December 31, 1998 and 1997, the Company recorded impairments of $60,000, $1,858,000 and $312,000, respectively. Factors causing the impairment of oil and gas properties were the decline in oil prices worldwide and the re-assessment of reserve values on certain producing properties in 1998 and re-assessment of reserve values on a drilling venture in 1999. The primary factor causing the impairments in 1997 was the reevaluation of certain undeveloped leases.

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

OTHER PROPERTY AND EQUIPMENT - Depreciation of other property and equipment is calculated using the straight-line method over the estimated useful lives (ranging from 3 to 25 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating expense as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

                  BONNEVILLE FUELS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (UNAUDITED) - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This pronouncement is effective for fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to report all derivatives at fair value as either assets or liabilities and bases the accounting treatment of the derivatives on the reasons an entity holds the instrument. The Company is currently reviewing the effects SFAS No. 133 will have on the financial statements in relation to the Company's hedging activities.

2.   PARENT COMPANY BANKRUPTCY AND RELATED TRANSACTIONS

In 1991, BPC filed a petition for re-organization under Chapter 11 of the U.S. Bankruptcy Code. In 1998, BPC emerged from bankruptcy.

In 1998, BPC approved the conversion of $1,633,000 in taxes payable to equity.

There are no significant expenses incurred by Bonneville Pacific Corporation on behalf of Bonneville Fuels Corporation, nor by Bonneville Fuels Corporation on behalf of Bonneville Pacific Corporation.

                  BONNEVILLE FUELS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   LONG-TERM DEBT

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

4.   SALARY CONTINUATION PLAN

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

Subsequent to October 31, 1999, contracts with various employees have resulted in the actual payment or agreement to pay an additional $460,000 from the trust within the next 12 months. These payments will be expensed subsequent to October 31, 1999.

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

                  BONNEVILLE FUELS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   EXPLORATION EXPENSE

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
                                                               ===================   =================   ==================

6.       COMMITMENTS

OFFICE LEASE - The Company leases office space under a noncancellable operating lease. Total rental expense was approximately $123,000, $139,000 and $58,000 for the 10 months ended October 31, 1999 and for the years ended December 31, 1998 and 1997, respectively. The Company has a lease agreement which provides for total minimum rental commitments of:

Remaining 1999                   $        24,000
2000                                     152,000
2001                                     158,000
2002                                     164,000
2003                                      28,000
                                 ----------------
                                 $       526,000
                                 ================


WELL CONNECTION REIMBURSEMENT - The Company entered into a contract with an unrelated party in 1997 to connect certain wells to sales pipelines. The Company is obligated to reimburse the unrelated party for the difference between the gathering fees generated by these wells and the cost of connection. The accompanying financial statements contain an accrual of $250,000, representing management's current estimate of the potential liability under this agreement.

                  BONNEVILLE FUELS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   INCOME TAXES

The components of the net deferred tax assets are as follows:


                                                                               As of               As of
                                                                            October 31,        December 31,
                                                                           ---------------    ----------------
                                                                                1999               1998
                                                                           ---------------    ----------------
Excess of tax basis over book basis of oil and gas properties                 $ 3,153,000         $ 1,873,000

Deferred tax assets                                                             3,153,000           1,873,000
Less valuation allowance                                                       (3,153,000)         (1,873,000)
                                                                           ---------------    ----------------
Net deferred tax assets                                                       $        -          $         -
                                                                           ===============    ================

The effective tax rate of the Company differed from the Federal statutory rate primarily due to changes in the valuation allowance on the deferred tax assets.

8.   CONCENTRATIONS OF CREDIT RISK AND PRICE RISK MANAGEMENT

CONCENTRATIONS OF CREDIT RISK - Substantially all of the Company's accounts receivable at October 31, 1999 result from crude oil and natural gas sales and/or joint interest billings to companies in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, since these entities may be similarly affected by changes in economic or other conditions. In determining whether or not to require collateral from a customer or joint interest owner, the Company analyzes the entity's net worth, cash flows, earnings, and credit ratings. Receivables are generally not collateralized. Historical credit losses incurred on trade receivables by the Company have been insignificant.

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

                  BONNEVILLE FUELS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   FINANCIAL INSTRUMENTS

SFAS Nos. 107 and 127 require certain entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, management's best estimate is that the carrying amount of cash, receivables, notes payable, accounts payable, undistributed revenue, and accrued expenses approximates the fair value of these instruments. See Note 8 for a discussion regarding the fair value of energy financial instruments.

10.      UNAUDITED SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION

ESTIMATED RESERVE OIL AND GAS QUANTITIES - The table below sets forth the estimated quantities of year end proved reserves at October 31, 1999 and December 31, 1998 and 1997. The estimates were prepared by Ryder Scott Company, an independent reservoir engineering firm.

                   PROVED OIL AND GAS RESERVES

                                                                       Oil                  Natural Gas
                                                                  ---------------          ---------------
                                                                      (MBbl)                   (MMcf)
December 31, 1996                                                            227                   26,512
      Revisions to previous estimates                                          3                  (1,569)
      Extensions and discoveries                                              32                      427
      Purchase of minerals in place                                           99                      916
      Production                                                             (63)                  (3,146)
                                                                  ---------------          ---------------

December 31, 1997                                                            298                   23,140
      Revisions to previous estimates                                       (101)                     976
      Extensions and discoveries                                              34                    5,011
      Purchase of minerals in place                                            0                        0
      Production                                                             (65)                  (3,272)
                                                                  ---------------          ---------------

December 31, 1998                                                            166                   25,855
      Revisions to previous estimates                                         46                    2,044
      Extensions and discoveries                                              78                    6,937
      Purchase of minerals in place                                            0                        0
      Production                                                             (55)                  (3,505)
                                                                  ---------------          ---------------

October 31, 1999                                                             235                   31,331

Proved developed reserves:
      December 31, 1997                                                      298                   22,623
      December 31, 1998                                                      166                   25,855
      October 31, 1999                                                       221                   26,801

                  BONNEVILLE FUELS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STANDARDIZED MEASURE - The Standardized Measure schedule is presented below pursuant to the disclosure requirements of the Securities and Exchange Commission and Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities" (SFAS 69). Future cash flows are calculated using year end oil and gas prices and operating expenses, and are discounted using a 10% discount factor.

Oil and gas prices at October 31, 1999 and December 31, 1998 and 1997 of $19.68, $10.69 and $16.91 respectively, per barrel of oil and $2.50, $1.84 and $1.81 respectively, per Mcf of gas were used in the estimation of Bonneville's reserves and future net cash flows.

Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions. Future income tax expense has not been provided based on the availability of net operating loss carry forwards and other deductions available to the parent of the Company.

The standardized measure is intended to provide a standard of comparable measurement of Bonneville's estimated proved oil and gas reserves based on economic and operating conditions existing as of October 31, 1999, and December 31, 1998 and 1997. Pursuant to SFAS 69, future oil and gas revenues are calculated by applying to the proved oil and gas reserves the oil and gas prices at the end of each reporting period relating to such reserves. Future price changes are considered only to the extent provided by contractual arrangement in existence at the report date. Production and development costs are based upon costs at the report date. Discounted amounts are based on a 10% annual discount rate. Changes in the demand for oil and gas, price changes and other factors make such estimates inherently imprecise and subject to revision.

     STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO
        ESTIMATED PROVED OIL AND GAS RESERVES

                (THOUSANDS OF DOLLARS)

                                                         October 31,             December 31,           December 31,
                                                             1999                    1998                   1997
                                                       -----------------       -----------------      -----------------
Future oil and gas revenue                                  $    82,818             $    49,428            $    46,859
Future production and development costs                         (26,490)                (18,507)               (18,155)
                                                       -----------------       -----------------      -----------------
Future net cash flows                                            56,328                  30,921                 28,704
Discount @ 10%                                                  (22,192)                (10,426)                (9,075)
                                                       -----------------       -----------------      -----------------
Standardized measure of discounted future
     net cash flows                                         $    34,136             $    20,495            $    19,629
                                                       =================       =================      =================

                  BONNEVILLE FUELS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               CHANGE IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE
            NET CASH FLOWS FROM ESTIMATED PROVED OIL AND GAS RESERVES
                           (THOUSANDS OF DOLLARS)

                                                                  October 31,               December 31,           December 31,
                                                                     1999                       1998                   1997
                                                             ----------------------       -----------------      ------------------
Standardized measure-beginning of period                          $    20,495               $  19,629               $  40,011
Sales and transfers of oil and gas produced, net
     of production costs                                               (4,960)                 (3,754)                 (3,650)
Net changes in prices and production costs                             10,834                    (999)                (20,485)
Extensions, discoveries and other additions                             4,576                   4,699                     756
Purchase of reserves in place                                               0                     147                   1,610
Revisions of future development costs                                    (310)                     87                   1,069
Revisions of previous quantity estimates                                2,818                     279                  (1,098)
Accretion of discount                                                   1,708                   1,963                   4,001
Other                                                                  (1,025)                 (1,556)                 (2,585)
                                                             ----------------------       -----------------      ------------------
Net increase (decrease)                                                13,641                     866                 (20,382)
                                                             ----------------------       -----------------      ------------------
Standardized measure-end of period                                $    34,136               $  20,495               $  19,629
                                                             ======================       =================      ==================

           COSTS INCURRED IN PROPERTY ACQUISITION,
           EXPLORATION AND DEVELOPMENT ACTIVITIES
                     (IN THOUSANDS)



                                             Ten Months
                                               Ended                     Year Ended              Year Ended
                                            October 31,                 December 31,            December 31,
                                                1999                        1998                    1997
                                       -----------------------        -----------------       ------------------
Acquisition of properties:
      Proved properties                                     -              $        95              $     2,230
      Unproved properties                                 248                      473                        -
Exploration                                             3,088                    1,932                      599
Development                                             1,371                    3,784                    1,812
                                       -----------------------        -----------------       ------------------
      Total costs incurred                     $        4,707              $     6,284              $     4,641
                                       =======================        =================       ==================

                  BONNEVILLE FUELS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CAPITALIZED COSTS RELATED TO OIL AND GAS
                              PRODUCING ACTIVITIES
                                 (IN THOUSANDS)

                                                    October 31,             December 31,
                                                        1999                    1998
                                                  -----------------       -----------------
Capitalized costs:
     Unproven properties not being
         amortized                                     $     3,025             $     2,745
     Properties being amortized:
         Productive and nonproductive                       33,970                  29,521
         Gas transportation system                             158                     158
                                                  -----------------       -----------------
            Costs being amortized                           34,128                  29,679
     Total capitalized costs                                37,153                  32,424
     Less: Accumulated DD&A                                (21,022)                (18,891)
                                                  -----------------       -----------------
         Net capitalized costs                         $    16,131             $    13,533
                                                  =================       =================



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For Part III, the information set forth in the Company's definitive Proxy Statement for the Company's 2001 Annual Meeting of Shareholders, to be filed, is incorporated by reference into this Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1)      Financial Statements:

                  See indexes to Financial Statements of Carbon and BFC in Item
                  8.

Schedules are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or notes to the financial statements.

(b)      Reports on Form 8-K:

The following report was filed by the Company on Form 8-K during the quarter ended December 31, 2000: None.

(c)      Exhibits:

EXHIBIT
NUMBER     DESCRIPTION OF EXHIBIT
- -------    ---------------------------------------------------------------------
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

10.6       Employment Agreement, dated as of October 29, 1999, between
           Carbon Energy Corporation and Patrick R. McDonald, incorporated by reference to Exhibit 10.6 of the Company's registration statement on Form S-4, No. 333-89783, effective January 18, 2000.



10.7       Employment Agreement, dated as of October 29, 1999, between
           Carbon Energy Corporation and Kevin D. Struzeski, incorporated by reference to Exhibit 10.7 of the Company's registration statement on Form S-4, No. 333-89783, effective January 18, 2000.

10.8       Credit agreement dated as of September 22, 2000 between Bonneville
           Fuels Corporation and Wells Fargo Bank West, National Association, incorporated by reference in Exhibit 10.1 of the Company's Quarterly
           Report on Form 10-Q, No. 1-15639, filed November 14, 2000.

10.9       Financing commitment dated as of September 15, 2000 between CEC
           Resources Ltd. and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form
           10-Q, No. 1-15639, filed November 14, 2000.

23.1       Consent of Arthur Andersen LLP *

23.2       Consent of Hein + Associates LLP *

23.3       Consent of Ryder Scott Company, L.P. *

23.4       Consent of Sproule Associates Limited *

24         Power of Attorney *

           * Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 2, 2001.


                          CARBON ENERGY CORPORATION


                          By:           /s/ PATRICK R. MCDONALD
                                   --------------------------------------------
                                   Patrick R. McDonald, President and
                                   Chief Executive Officer


                          By:          /s/ KEVIN D. STRUZESKI
                                   --------------------------------------------
                                   Kevin D. Struzeski, Treasurer and
                                   Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:


Date                      Name and Title                        Signature
- ----------------------    ---------------------------           ----------------------------------------
April 2, 2001             Cortlandt S. Dietler,       )
                          Director                    )
                                                      )         /s/ Patrick R. McDonald
                                                                ----------------------------------------
April 2, 2001             David H. Kennedy,           )         Patrick R.  McDonald,  for  himself and
                          Director                    )         as   Attorney-in-Fact   for  the  named
                                                      )         directors who together  constitute  all
April 2, 2001             Bryan H. Lawrence,          )         of the  members of  Registrant's  Board
                          Director                    )         of Directors
                                                      )
April 2, 2001             Peter A. Leidel,            )
                          Director                    )
                                                      )
April 2, 2001             Patrick R. McDonald,        )
                          Director                    )
                                                      )
April 2, 2001             Harry A. Trueblood, Jr.,    )
                          Director                    )

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                DESCRIPTION OF EXHIBIT
- ------------------    ------------------------------------------------------------------------------------------------
23.1                  Consent of Arthur Andersen LLP

23.2                  Consent of Hein + Associates LLP

23.3                  Consent of Ryder Scott Company, L.P.

23.4                  Consent of Sproule Associates Limited

24                    Power of Attorney