Form 10-Q
period 2001-03-31
CARBON ENERGY CORP
filed 2001-05-15
CIK 1096019

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 2001
                                       ----------------------------------------

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

                               -------------------      -----------------------

Commission File Number:                       1-15639
                         ------------------------------------------------------

                           CARBON ENERGY CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Colorado                                  84-1515097
-------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification No.)

  1700 Broadway, Suite 1150, Denver, CO                    80290
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X   No
                                                  ----   -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at May 14, 2001
---------------------------------       ---------------------------------------
Common stock, no par value                           6,088,592 shares

                        PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                          CARBON ENERGY CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (unaudited)

                                                                                 MARCH 31,         DECEMBER 31,
                                                                                   2001                2000
                                                                               -------------       -------------
                    ASSETS

Current assets:
      Cash                                                                     $           -       $      21,000
      Current portion of employee trust                                              632,000             683,000
      Accounts receivable, trade                                                   7,076,000           6,129,000
      Accounts receivable, other                                                     572,000             337,000
      Amounts due from broker                                                      2,463,000           3,871,000
      Prepaid expenses and other                                                     369,000             701,000
                                                                               -------------       -------------
              Total current assets                                                11,112,000          11,742,000
                                                                               -------------       -------------
Property and equipment, at cost:
      Oil and gas properties, using the full cost method of accounting:
          Unproved properties                                                      6,830,000           6,576,000
          Proved properties                                                       46,740,000          49,547,000
      Furniture and equipment                                                        435,000             398,000
                                                                               -------------       -------------
                                                                                  54,005,000          56,521,000
          Less accumulated depreciation, depletion and amortization               (7,446,000)         (6,152,000)
                                                                               -------------       -------------
              Property and equipment, net                                         46,559,000          50,369,000
                                                                               -------------       -------------
Deposits and other assets                                                            364,000             369,000
                                                                               -------------       -------------
Total assets                                                                   $  58,035,000       $  62,480,000
                                                                               =============       =============


  The accompanying notes are an integral part of these financial statements.

                             CARBON ENERGY CORPORATION

                                  (unaudited)

                                                                                 MARCH 31,         DECEMBER 31,
                                                                                   2001                2000
                                                                               -------------       -------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Accounts payable and accrued expenses                                    $   7,103,000       $   9,583,000
      Accrued production taxes payable                                               532,000             637,000
      Income taxes payable                                                           681,000             228,000
      Undistributed revenue                                                        1,967,000           1,561,000
      Derivative liability                                                         3,954,000                   -
                                                                               -------------       -------------
              Total current liabilities                                           14,237,000          12,009,000
                                                                               -------------       -------------
Long-term debt                                                                    10,432,000          15,082,000

Deferred income taxes                                                              1,928,000           2,984,000

Minority interest                                                                     24,000             170,000
Stockholders' equity:
      Preferred stock, no par value:
          10,000,000 shares authorized, none outstanding                                   -                   -
      Common stock, no par value:
          20,000,000 shares authorized, issued, and
             6,033,917 shares and 6,021,626 shares outstanding
             at March 31, 2001 and December 31, 2000, respectively                31,561,000          31,495,000
      Retained earnings                                                            1,981,000             965,000
      Accumulated other comprehensive income                                      (2,128,000)           (225,000)
                                                                               -------------       -------------
              Total stockholders' equity                                          31,414,000          32,235,000
                                                                               -------------       -------------
Total liabilities and stockholders' equity                                     $  58,035,000       $  62,480,000
                                                                               =============       =============


  The accompanying notes are an integral part of these financial statements.

                           CARBON ENERGY CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                      ---------------------------------
                                                                          2001                2000
                                                                      -------------       -------------
Revenues:

      Oil and gas sales                                               $   8,794,000       $   3,177,000
      Marketing and other, net                                              687,000              56,000
                                                                      -------------       -------------
                                                                          9,481,000           3,233,000
Expenses:

      Oil and gas production costs                                        2,546,000           1,022,000
      Depreciation, depletion and amortization
        expense                                                           1,388,000           1,150,000
      General and administrative expense, net                             1,096,000             551,000
      Interest expense, net                                                 186,000             195,000
                                                                      -------------       -------------
          Total operating expenses                                        5,216,000           2,918,000
      Minority interest                                                      22,000               3,000
                                                                      -------------       -------------
Income before income taxes                                                4,243,000             312,000

      Income taxes:
          Current                                                           719,000              58,000
          Deferred                                                          998,000              24,000
                                                                      -------------       -------------
             Total taxes                                                  1,717,000              82,000
                                                                      -------------       -------------
Net income before cumulative effect of
      accounting change                                                   2,526,000             230,000

Cumulative effect of accounting change, net of tax                       (1,510,000)                  -
                                                                      -------------       -------------
Net income                                                            $   1,016,000       $     230,000
                                                                      =============       =============


Earnings per share:
      Basic                                                           $        0.17       $        0.04
      Diluted                                                                  0.16                0.04

Average number of common shares outstanding (in thousands):
      Basic                                                                   6,026               5,237
      Diluted                                                                 6,246               5,274


  The accompanying notes are an integral part of these financial statements.

                           CARBON ENERGY CORPORATION

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                  (unaudited)


                                                                                                     ACCUMULATED
                                                              COMMON STOCK                              OTHER
                                                       -------------------------      RETAINED      COMPREHENSIVE
                                                        SHARES         AMOUNT         EARNINGS         INCOME          TOTAL
                                                       ---------    ------------    ------------    -------------  ------------
Balances, December 31, 2000                            6,021,626    $ 31,495,000    $    965,000    $  (225,000)   $ 32,235,000

Comprehensive income:
      Net income before cumulative effect
        of accounting change                                   -               -       2,526,000              -       2,526,000

      Cumulative effect of accounting change,
        net of tax                                             -               -      (1,510,000)    (2,768,000)     (4,278,000)

      Currency translation adjustment                          -               -               -       (378,000)       (378,000)

      Reclassification adjustment for settled contracts        -               -               -        727,000         727,000

      Changes in fair value of outstanding hedging
        positions                                              -               -               -        516,000         516,000
                                                                                                                   ------------
      Total comprehensive income                                                                                       (887,000)
                                                                                                                   ------------
Common stock issued                                        6,666          36,000               -              -          36,000

Vesting of restricted stock grants                         5,625          30,000               -              -          30,000
                                                       ---------    ------------    ------------    -------------  ------------
Balances, March 31, 2001                               6,033,917    $ 31,561,000    $  1,981,000    $(2,128,000)   $ 31,414,000
                                                       =========    ============    ============    =============  ============


  The accompanying notes are an integral part of these financial statements.

                           CARBON ENERGY CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                    ---------------------------------------
                                                                        2001                       2000
                                                                    -------------              ------------
Cash flows from operating activities:
      Net income before cumulative effect
           of accounting change                                      $  2,526,000              $    230,000
      Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation, depletion and amortization expense             1,388,000                 1,150,000
           Deferred income tax                                            998,000                         -
           Minority interest                                               22,000                     3,000
           Employee stock grants                                           30,000                         -
           Changes in operating assets and liabilities net of
             effects of acquisition:
           Decrease (increase) in:
                Accounts receivable                                    (1,222,000)                  456,000
                Amounts due from broker                                 1,408,000                  (932,000)
                Employee trust                                             51,000                   332,000
                Prepaid expenses and other                                330,000                  (235,000)
           Increase (decrease) in:
                Accounts payable and accrued expenses                  (1,674,000)               (1,486,000)
                Undistributed revenue                                     465,000                   (21,000)
                                                                    -------------              ------------
           Net cash provided by (used in) operating activities          4,322,000                  (503,000)

Cash flows from investing activities:
      Capital expenditures for oil and gas properties                  (6,335,000)               (1,520,000)
      Cash received from San Juan property sale                         6,758,000                         -
      Acquisition of CEC Resources                                              -                  (199,000)
      Capital expenditures for support equipment                          (24,000)                  (83,000)
                                                                    -------------              ------------
           Net cash provided by (used in) investing activities            399,000                (1,802,000)

Cash flows from financing activities:
      Proceeds from note payable                                       19,227,000                 2,722,000
      Principal payments on note payable                              (23,745,000)               (1,163,000)
      Proceeds from issuance of common stock                               36,000                    55,000
      CEC share repurchase                                               (203,000)                        -
                                                                    -------------              ------------
           Net cash provided by (used in) financing activities         (4,685,000)                1,614,000
                                                                    -------------              ------------
Effect of exchange rate changes on cash                                   (57,000)                   (7,000)
                                                                    -------------              ------------
Net decrease in cash                                                      (21,000)                 (698,000)
Cash, beginning of period                                                  21,000                   995,000
                                                                    -------------              ------------
Cash, end of period                                                 $           -              $    297,000
                                                                    =============              ============
Supplemental cash flow information:
      Cash paid for interest                                        $     255,000              $    196,000
      Cash paid for taxes                                                 263,000                         -


  The accompanying notes are an integral part of these financial statements.

                           CARBON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.       NATURE OF OPERATIONS:

NATURE OF OPERATION - Carbon Energy Corporation (Carbon) was incorporated in September 1999 under the laws of the State of Colorado to facilitate the acquisition of Bonneville Fuels Corporation (BFC) and subsidiaries. The acquisition of BFC closed on October 29, 1999 and was accounted for as a purchase. In February 2000, Carbon completed an offer to exchange shares of Carbon for shares of CEC Resources, Ltd. (CEC), an Alberta, Canada company. Over 97% of the shareholders of CEC accepted the offer for exchange. This acquisition closed on February 17, 2000 and was also accounted for as a purchase. In November 2000, CEC initiated an offer to purchase shares of CEC stock that were not owned by Carbon. The offer was completed in February 2001 with the acquisition of approximately 34,000 of the 39,000 shares of CEC stock that were not owned by Carbon. Carbon currently owns 99.7% of the stock of CEC. Collectively, Carbon, CEC, BFC and its subsidiaries are referred to as the Company. Carbon is an independent oil and gas company, engaged in the exploration, development and production of natural gas and crude oil in the United States and Canada. The Company's core areas in the United States include the Piceance Basin in Colorado, the Uintah Basin in Utah, the Permian Basin in New Mexico and Texas and the Hugoton Basin in Southwest Kansas. The Company's core areas in Canada include the Carbon Field area of Central Alberta and Southeast Saskatchewan.

The unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The statements do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2000, as filed with the SEC. The statements reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position at March 31, 2001 and the results of operations and cash flows for the periods presented.

All amounts are presented in U.S. dollars unless otherwise stated.

2.       SIGNIFICANT ACCOUNTING PRINCIPLES:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Carbon and its subsidiaries all of which are wholly owned, except CEC of which the Company owns approximately 99.7% of the equity. All significant intercompany transactions and balances have been eliminated.

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

Pursuant to full cost accounting rules, capitalized costs less related accumulated depletion and deferred income taxes may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using a 10% discount factor and unescalated oil and gas prices and costs as of the end of the period; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) related income tax effects. The costs reflected in the accompanying financial statements do not exceed this limitation.

Proceeds from disposal of interests in oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustment would significantly alter the rate of depletion.

Buildings, transportation and other equipment are depreciated on the straight-line method with lives ranging from three to seven years.

EMPLOYEE TRUST - The employee trust represents amounts which will be used to satisfy obligations to persons who have been, or will be, terminated as a result of the Company's acquisition of BFC. The current portion of the employee trust is expected to be disbursed or returned to the Company by October 31, 2001.

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

The Company records sales and the related cost of sales on gas marketing transactions using the accrual method of accounting (i.e., the transaction is recorded when the commodity is purchased and/or delivered).

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

HEDGING TRANSACTIONS - The Company from time to time uses certain financial instruments in an attempt to reduce exposure to the market fluctuations in the price of oil and natural gas. The Company's general strategy is to hedge price and location risk of a portion of the Company's production with swap, collar, futures, and floor and ceiling arrangements. The Company generally enters into hedges for delivery into one of several pipelines located near producing regions of the Company. Pursuant to Company guidelines, the Company is to engage in these activities only as a hedging mechanism. The Company has a Risk Management Committee to administer its production hedging program. It is the policy of the Company that the Risk Management Committee approves all production hedging transactions. Gains or losses from financial instruments that qualify for hedge accounting treatment are recognized as an adjustment to sales revenue when the related transactions being hedged are finalized. Gains or losses from financial instruments that do not qualify for hedge accounting treatment are recognized currently as other income or expense. The cash flows from these instruments are included in operating activities in the consolidated statements of cash flows.

In June 1998, the Financial Accounting Standards Board issue SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

The table below sets forth the financial statement impact to the Company of recording derivative instruments designated as hedges and derivative instruments not designated as hedges upon the adoption of SFAS No. 133 on January 1, 2001.

                                                                                      Amount
                                                                                    (millions)
                                                                                   ------------
Balance Sheet:
     Derivative liability                                                          $    (7.2)
     Deferred tax asset                                                                  2.9
     Cumulative effect of a change in accounting principle
         (other comprehensive loss)                                                      2.8

Statement of Operations:
     Cumulative effect of a change in accounting liabilities for
         principle (derivative loss)                                               $     1.5

During the first quarter of 2001, net hedging losses of $1.2 million ($727,000 after tax) were transferred from other comprehensive income and the change in the fair market value of outstanding derivative liabilities for contracts designated as hedges decreased $956,000 ($516,000 after tax). As of March 31, 2001, the Company had net unrealized hedging losses of $2.5 million ($1.5 million after tax). The Company expects to reclassify these losses to earnings during the next twelve month period.

The table below sets forth BFC's and CEC's derivative financial instrument positions that qualify for hedge accounting treatment on its natural gas production as of March 31, 2001.

Futures and swaps:

                  BFC Contracts                                                 CEC Contracts
-----------------------------------------------------     -----------------------------------------------------
                       Weighted          Derivative                              Weighted          Derivative
                       Average            Asset/                                 Average            Asset/
                      Fixed Price       (Liability)                             Fixed Price       (Liability)
Year       MMBtu       per MMBtu        (thousands)       Year       MMBtu       per MMBtu        (thousands)
----      -------    -------------    ---------------     -----     -------    -------------    ---------------
2001      680,000     $   2.17          $  (2,068)         2001     275,000      $  2.21           $  (752)


Collars:

                        CEC Contracts
------------------------------------------------------------------

                                                     Derivative
                     Average          Average          Asset/
                      Floor           Ceiling        (Liability)
Year      MMBtu     per MMBtu        per MMBtu       (thousands)
----     ------    -----------     -------------    ---------------
2001     203,00      $  4.51         $  5.70            $ 4


With the adoption of FAS 133, the Company has a derivative contract that no longer qualifies for hedge accounting treatment. The table below sets forth the position of this contract as of March 31, 2001.

Swaps:

                       BFC Contracts
------------------------------------------------------------------
                        Weighted       Derivative
                        Average          Asset/
                       Fixed Price     (Liability)
Year      MMBtu        per MMBtu      (thousands)
-----    -------     --------------   -------------
2001     428,000       $  2.04          $  (1,138)


During the first quarter of 2001, payments of $827,000 were made to the counterparty of this contract. The fair market value of this contract increased by $621,000 and was recognized as other income.

FOREIGN CURRENCY TRANSLATION - Foreign currency transactions and financial statements are translated in accordance with SFAS No. 52 "Foreign Currency Translation." The Company uses the U.S. dollar as its functional currency, except for CEC, which uses the Canadian dollar. Assets and liabilities related to the operations of CEC are generally translated at current exchange rates, and related translation adjustments are reported as a component of accumulated other comprehensive income in the statement of stockholders' equity. Income statement accounts are translated at the average rates during the period. As a result of the change in the value of the Canadian dollar relative to the U.S. dollar, the Company reported a non cash currency translation loss of $378,000 for the three months ended March 31, 2001.

COMPREHENSIVE INCOME - The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes net income and certain items recorded directly to shareholders' equity and classified as other comprehensive income. The following table sets forth the calculation of comprehensive income for the quarters ended March 31, 2001 and 2000.

                                                                          Three Months Ended March 31,
                                                                        --------------------------------
                                                                          2001                   2000
                                                                        -----------            ---------
                                                                                  (in thousands)
Net income                                                               $  1,016               $   230

Other comprehensive income (loss), net of tax:
     Currency translation adjustment                                         (378)                   (7)
     Cumulative effect of changes in
         accounting principle - January 1, 2001                            (2,768)                    -
     Reclassification adjustment for settled contracts                        727                     -
     Changes in fair value of outstanding hedging positions                   516                     -
                                                                        -----------            ---------
Other comprehensive income (loss)                                          (1,903)                   (7)
                                                                        ===========            =========
Comprehensive income (loss)                                               $  (887)              $   223
                                                                        ===========            =========

EARNINGS (LOSS) PER SHARE - The Company uses the weighted average number of shares outstanding in calculating earnings per share data. When dilutive, options are included as share equivalents using the treasury stock method and are included in the calculation of diluted per share data.

3.       ACQUISITION AND DISPOSITION OF ASSETS:

ACQUISITION OF CEC RESOURCES LTD. - On February 17, 2000, Carbon completed the acquisition of approximately 97% of the stock of CEC. An offer for exchange of Carbon stock for CEC stock resulted in the issuance of 1,482,826 shares of Carbon stock to holders of CEC stock. The acquisition was accounted for as a purchase. As stated in Note 1 to the financial statements, in February 2001, CEC acquired approximately 34,000 of the 39,000 shares of CEC stock that were not owned by Carbon. Carbon currently owns 99.7% of the stock of CEC.

The following unaudited pro forma information presents a summary of the consolidated results of operations as if the acquisition had occurred at January 1, 2000.

                          THREE MONTHS
                              ENDED
                         MARCH 31, 2000
                        ----------------
                           (unaudited)
Total revenue             $  5,424,000

Net income                $    348,000

Earnings per share:
     Basic                $       0.06
     Diluted              $       0.06

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations that actually would have resulted had the combination occurred at January 1, 2000, or future results of operations of the consolidated entities.

DISPOSITION OF OIL AND GAS ASSETS - In January 2001, the Company closed the sale of its entire working interest and related leasehold rights in the San Juan Basin, receiving net proceeds of approximately $6.8 million. The proceeds were used to repay amounts outstanding under the Company's credit facilities and finance the Company's exploration and development program.

4.       LONG-TERM DEBT:

UNITED STATES FACILITY - The Company moved its credit facility from U.S. Bank National Association to Wells Fargo Bank West, National Association in the third quarter of 2000.

The facility is an oil and gas reserve based line-of-credit and had a borrowing base of $16.1 million with outstanding borrowings of $7.7 million at March 31, 2001. The facility is secured by certain U.S. oil and gas properties of the Company and is scheduled to convert to a term note on October 1, 2002. This facility is scheduled to have a maturity date of either the economic half life of the Company's remaining U.S. based reserves on the last day of the revolving period, or October 1, 2006, whichever is earlier. The facility bears interest at a rate equal to LIBOR plus

1.75% or Wells Fargo Bank West Prime, at the option of the Company. The Company's average borrowing rate was approximately 7.2% at March 31, 2001. The borrowing base is based upon the lender's evaluation of the Company's proved oil and gas reserves, generally determined semi-annually.

The credit agreement contains various covenants, which prohibit or limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties or merge with another entity. The Company is also required to maintain certain financial ratios.

CANADIAN FACILITY - The facility with the Canadian Imperial Bank of Commerce
(CIBC), has a borrowing base of approximately $4.4 million with outstanding borrowings of $2.7 million at March 31, 2001. The Canadian facility is secured by the Canadian oil and gas properties of the Company. The revolving phase of the Canadian facility expired on December 31, 2000 and the Company is currently in negotiations with CIBC to extend the revolving phase to October 2001. However, there can be no guarantee that the Company will be able to successfully negotiate such an extension. If the revolving commitment is not renewed, the loan will be converted into a term loan and will be reduced by consecutive monthly payments over a period not to exceed 36 months. However, subject to possible changes in the borrowing base, CIBC has agreed that it will not require the Company to make any principal payments under the term loan section of the facility until April 2002 at the earliest. As such, no amounts under the CEC facility have been classified as current in the March 31, 2001 balance sheet. The Canadian facility bears interest at the CIBC Prime rate plus 3/4%. The rate was approximately 7.5% at March 31, 2001.

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

5.       BUSINESS AND GEOGRAPHICAL SEGMENTS:

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

                                                            Three Months         Three Months
                                                               Ended                 Ended
                                                           March 31, 2001        March 31, 2001        Consolidated
                                                           United States             Canada              Totals
                                                         -------------------   ------------------   -----------------
Oil and gas sales                                          $      3,801,000     $      4,993,000     $     8,794,000
Marketing and other, net                                            687,000                    -             687,000
                                                         -------------------   ------------------   -----------------
      Total revenues                                              4,488,000            4,993,000           9,481,000

Oil and gas production costs                                        843,000            1,703,000           2,546,000
Depreciation and depletion                                          737,000              651,000           1,388,000
General and administrative expense, net                             620,000              476,000           1,096,000
Interest expense, net                                               132,000               54,000             186,000
                                                         -------------------   ------------------   -----------------
      Total operating expenses                                    2,332,000            2,884,000           5,216,000

Minority interest in net income                                           -               22,000              22,000

Income taxes                                                        809,000              908,000           1,717,000
                                                         -------------------   ------------------   -----------------
Net income before cumulative effect
      of accounting change                                       1,347,000            1,179,000           2,526,000

Cumulative effect of accounting change, net of tax              (1,510,000)                    -          (1,510,000)
                                                         -------------------   ------------------   -----------------
Net income (loss)                                          $      (163,000)     $      1,179,000     $     1,016,000
                                                         ===================   ==================   =================

                                                         -------------------   ------------------   -----------------
Total assets                                               $    39,496,000      $     18,539,000     $    58,035,000
                                                         ===================   ==================   =================

                                                                               For the Period
                                                          Three Months        from February 18
                                                             Ended                through
                                                          March 31, 2000       March 31, 2000         Consolidated
                                                          United States            Canada                Totals
                                                         ------------------   ------------------   ------------------
Oil and gas sales                                         $      2,430,000      $       747,000     $      3,177,000
Marketing and other, net                                            56,000                    -               56,000
                                                         ------------------   ------------------   ------------------
      Total revenues                                             2,486,000              747,000            3,233,000

Oil and gas production costs                                       826,000              196,000            1,022,000
Depreciation and depletion                                         945,000              205,000            1,150,000
General and administrative expense, net                            438,000              113,000              551,000
Interest expense, net                                              172,000               23,000              195,000
                                                         ------------------   ------------------   ------------------
      Total operating expenses                                   2,381,000              537,000            2,918,000

Minority interest in net income                                          -                3,000                3,000

Income taxes                                                             -               82,000               82,000
                                                         ------------------   ------------------   ------------------
Net income                                                 $       105,000      $       125,000      $       230,000
                                                         ==================   ==================   ==================

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table shows comparative revenue, sales, volumes, average sales prices, expenses and the percentage change between periods for the three months ended March 31, 2001 and 2000 for the Company's United States operations conducted through BFC. The Company's Canadian operations were established in February 2000 through an exchange offer of Carbon shares for shares of CEC Resources. The following table shows comparative pro forma revenue, sales, volumes, average sales prices, expenses and the percentage change between periods as if the acquisition of CEC occurred on January 1, 2000.

                                                       United States                                     Canada (1)
                                                     Three Months Ended                              Three Months Ended
                                                           March 31,                                      March 31,
                                           --------------------------------------           --------------------------------------
                                                 2001         2000        Change                2001          2000       Change
                                           -------------   ----------  ----------           -----------   ------------  ----------
                                                (Dollars in thousands, except                   (Dollars in thousands, except
                                               prices and per Mcfe information)                prices and per Mcfe information)
Revenues:
     Natural gas                            $      3,179   $    2,026         57%           $    4,411       $  1,030       328%
     Oil and liquids                                 622          404         54%                  582            367        59%
     Marketing and other, net                        687           56       1127%                    -              -       n/a
                                           -------------   ----------                       -----------   ------------
         Total revenues                            4,488        2,486         81%                4,993          1,397       257%

Sales volumes:
     Natural gas (MMcf)                              607          845        -28%                  795            445        79%
     Oil and liquids (Bbl)                        21,490       16,252         32%               21,914         15,284        43%

Average price received:
     Natural gas (Mcf)                      $       5.24   $     2.40        118%           $      5.55       $  2.31       140%
     Oil and liquids (Bbl)                         28.94        24.86         16%                 26.56         24.01        11%

Direct lifting costs                        $        291   $      411        -29%           $       526       $   188       180%
Average direct lifting costs/Mcfe                   0.40         0.44         -9%                  0.57          0.35        63%
Other production costs                               552          415         33%                 1,177           167       605%

General and administrative, net             $        620   $      438         42%           $       476       $   227       110%
Depreciation, depletion and amortization             737          945        -22%                   651           409        59%
Interest expense, net                                132          172        -23%                    54            44        23%
Income tax                                           809            -        n/a                    908           140       549%

------------------------
(1) Volumetric sales figures for Canadian activities are presented net before royalty interests.

Revenues for oil and gas sales of BFC for the first quarter of 2001 were $3.8 million, a 56% increase from 2000. The increase was due primarily to increased oil and gas prices partially offset by natural production declines in all operating areas and the divestiture in January 2001 of the Company's entire working interests and related leasehold rights in the San Juan Basin.

Revenues for oil, liquids and gas sales of CEC for the first quarter of 2001 were $5.0 million, a 257% increase from the prior year period. The increase was due primarily to increased oil, liquid and gas production and higher oil, liquids and gas prices.

BFC's average production for the first quarter of 2001 was 239 barrels of oil per day and 6.7 million cubic feet (MMcf) of gas per day, a decrease of 22% from the same period in 2000 on a Mcf equivalent (Mcfe) basis where one barrel of oil is equal to six Mcf of gas. In January 2001, the Company divested its entire working interests and related leasehold rights in the San Juan Basin. This accounted for more than 50% of the decrease in U.S. natural gas production compared to 2000. The remainder of the decline is primarily due to production declines in all areas. The decrease in natural gas production was partially offset by successful drilling activity in the Piceance Basin. The increase in oil production was due to the successful drilling activities conducted during the fourth quarter of 2000 and the first quarter of 2001 in the Permian Basin, partially offset by natural production declines. During the first quarter of 2001, 9 gross wells and 5.3 net wells were drilled compared to 4 gross wells and 2.6 net wells in 2000.

CEC's average production for the first quarter of 2001 was 243 barrels of oil and liquids per day and 8.9 MMcf of gas per day, an increase of 72% on an Mcfe basis from the same period in 2000. The increase was due primarily to successful drilling and recompletion activities in the Carbon and Rowley areas of Central Alberta. During the first quarter of 2001, 3 gross and net wells were drilled. CEC did not have any drilling activity during the comparable period in 2000.

Average oil prices realized by BFC increased 16% from $24.86 per barrel for first quarter of 2000 to $28.94 for 2001. The average oil price includes hedge losses of $43,000 for the first quarter of 2000. There was no oil hedge activity for 2001. Average natural gas prices realized by BFC increased 118% from $2.40 per Mcf for the first quarter of 2000 to $5.24 for 2001. The average natural gas price includes hedge losses of $529,000 for the first quarter of 2001 compared to hedge gains of $100,000 for 2000.

Average oil and liquids prices realized by CEC increased 11% from $24.01 per barrel for the first quarter of 2000 to $26.56 for 2001. The average oil price includes hedge losses of $16,000 for the first quarter of 2000. There was no oil hedge activity for 2001. Average natural gas prices realized by CEC increased 140% from $2.31 per Mcf for the first quarter of 2000 to $5.55 for 2001. The average natural gas price includes hedge losses of $720,000 for the first quarter of 2001 compared to hedge losses of $17,000 for 2000.

Marketing and other revenue realized by BFC was $687,000 for the first quarter of 2001, compared to $56,000 for 2000. This increase was due to mark-to-market gains of $621,000 on a derivative contract that no longer qualified for hedge accounting treatment upon the adoption of SFAS No. 133 on January 1, 2001. In conjunction with the adoption of SFAS 133, the Company recorded a derivative loss (net of tax) of $1.5 million as the cumulative effect of a change in accounting principle related to this derivative contract.

Direct lifting costs incurred by BFC were $291,000 or $.40 per Mcfe for the first quarter of 2001 compared to $411,000 or $.44 per Mcfe for 2000. The per Mcfe decrease was primarily due to well workovers in the Permian and Piceance Basins performed in 2000.

Other production costs incurred by BFC consisting of production taxes and overhead, were $552,000 for the first quarter of 2001 compared to $415,000 for 2000. The increase was primarily due to higher severance taxes due to higher prices, partially offset by declines in gas production.

Direct lifting costs incurred by CEC were $526,000 or $.57 per Mcfe for the first quarter of 2001 compared to $188,000 or $.35 per Mcfe for 2000. The increase was primarily due to increased compression costs, increases in chemical costs to optimize new production and a prior period adjustment for gas processing fees.

Other production costs incurred by CEC consisting of net Crown and other royalty expense were $1.2 million for the first quarter of 2001 compared to $167,000 for 2000. The increase was due to a rise in net Crown royalties due to higher oil and gas prices and increased production.

General and administrative expenses incurred by BFC net of overhead reimbursements, increased 42% from $438,000 for the first quarter of 2000 to $620,000 for 2001. The increase was primarily due to personnel additions and consulting costs in conjunction with the Company's higher level of capital expenditures, salary increases, and overhead formerly billed on the Company's San Juan Basin properties which were sold in January 2001.

General and administrative expenses incurred by CEC net of overhead reimbursements, increased 110% from $227,000 for the first quarter of 2000 to $476,000 for 2001. The increase was primarily due to personnel additions and consulting costs in conjunction with the Company's higher level of capital expenditures and salary increases.

Interest expense incurred by BFC decreased 23% from $172,000 for the first quarter of 2000 to $132,000 for 2001. The decrease was due primarily to the proceeds received from the divestiture of the Company's San Juan Basin properties.

Interest expense incurred by CEC increased 23% from $44,000 for the first quarter of 2000 to $54,000 for 2001. The increase was due primarily to increased borrowings for drilling and development activity.

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

DD&A expense incurred by BFC decreased 22% from $945,000 for the first quarter of 2000 to $737,000 for 2001. The decrease was due primarily to decreased production. DD&A expense was $1.00 per Mcfe for the first quarters of 2001 and 2000.

DD&A expense incurred by CEC increased 59% from $409,000 for the first quarter of 2000 to $651,000 for 2001. The increase was due primarily to increased production. DD&A expense was $.76 per Mcfe for the first quarter of 2000 compared to $.70 per Mcfe for 2001.

Income tax expense incurred by BFC was $809,000 for the first quarter of 2001, an effective tax rate of 38%. BFC did not record a provision for income taxes for the first quarter of 2000.

Income tax expense incurred by CEC was $908,000 for the first quarter of 2001, an effective tax rate of 43% compared to $140,000 and an effective tax rate of 39% for 2000.

FINANCIAL CONDITION AND CAPITAL RESOURCES

At March 31, 2001, Carbon had $58.0 million of assets. Total capitalization was $41.8 million, consisting of 75% of stockholders' equity and 25% of debt.

UNITED STATES FACILITY - The Company moved its credit facility from U.S. Bank National Association to Wells Fargo Bank West, National Association in the third quarter of 2000.

The facility is an oil and gas reserve based line-of-credit and had a borrowing base of $16.1 million with outstanding borrowings of $7.7 million at March 31, 2001. The facility is secured by certain U.S. oil and gas properties of the Company and is scheduled to convert to a term note on October 1, 2002. This facility is scheduled to have a maturity date of either the economic half life of the Company's remaining U.S. based reserves on the last day of the revolving period, or October 1, 2006, whichever is earlier. The facility bears interest at a rate equal to LIBOR plus 1.75% or Wells Fargo Bank West Prime, at the option of the Company. The Company's average borrowing rate was approximately 7.2% at March 31, 2001. The borrowing base is based upon the lender's evaluation of the Company's proved oil and gas reserves, generally determined semi-annually.

The credit agreement contains various covenants, which prohibit or limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties or merge with another entity. The Company is also required to maintain certain financial ratios.

CANADIAN FACILITY - The facility with the Canadian Imperial Bank of Commerce
(CIBC), has a borrowing base of approximately $4.4 million with outstanding borrowings of $2.7 million at March 31, 2001. The Canadian facility is secured by the Canadian oil and gas properties of the Company. The revolving phase of the Canadian facility expired on December 31, 2000 and the Company is currently in negotiations with CIBC to extend the revolving phase to October 2001. However, there can be no guarantee that the Company will be able to successfully negotiate such an extension. If the revolving commitment is not renewed, the loan will be converted into a term loan and will be reduced by consecutive monthly payments over a period not to exceed 36 months. However, subject to possible changes in the borrowing base, CIBC has agreed that it will not require the Company to make any principal payments under the term loan section of the facility until April 2002 at the earliest. As such, no amounts under the CEC facility have been classified as current in the March 31, 2001 balance sheet. The Canadian facility bears interest at the CIBC Prime rate plus 3/4%. The rate was approximately 7.5% at March 31, 2001.

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

For the three months ended March 31, 2001, net cash provided by operating activities was $4.3 million compared to net cash used in operating activities of $503,000 in 2000. The increase is due primarily to increases in net income and non-cash charges to net income in 2001 compared to 2000. Net cash provided by investing activities was $399,000 for the three months ended March 31, 2001 compared to net cash used in investing activities of $1.8 million for 2000. Included in the cash provided by investing activities for the three months ended March 31, 2001, was $6.8 million in proceeds related to the disposition of the Company's entire working interests and related leasehold rights in the San Juan Basin. The proceeds initially were used to repay debt.

Carbon's primary cash requirements will be to finance acquisitions, exploration and development expenditures, repay debt, and for general working capital needs. However, future cash flow is subject to a number of variables including the level of production and oil and natural gas prices and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken. In January 2001, Carbon closed the sale of its entire working interests and related leasehold rights in the San Juan Basin. The proceeds from the sale after adjustments were $6.8 million. The Company anticipates that capital expenditures, exclusive of acquisitions (if any) or divestitures will approximate $19.5 million in 2001. Carbon believes that available borrowings under its credit agreements, the proceeds from the sale of San Juan properties, projected operating cash flows and cash on hand will be sufficient to cover its working capital, capital expenditures, planned development activities and debt service requirements for the next 12 months. Nevertheless, Carbon will explore outside funding opportunities including equity or additional debt financings for use in expanding Carbon's operations or in consummating any significant acquisition. Carbon does not know however, whether any financing can be accomplished on terms that are acceptable to the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Statements that are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration expenditures, drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and natural gas, business strategies, expansion and growth of the Company's operations, cash flow and anticipated liquidity, prospect development and property acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. Although the Company believes that the expectation reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectation and assumptions will prove to be correct. Factors that could cause actual results to differ materially (Cautionary Disclosures) are described, among other places, in the Marketing, Competition, Government Regulation, Environmental Regulation and Operating Hazards sections of the Company's 2000 Form 10-K and under "Management's Discussion and Analysis of Financial Condition and Results of Operations."
These factors include, but are not limited to, general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, and regulatory developments. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Market risk is estimated as the potential change in the fair value of interest sensitive instruments resulting from an immediate hypothetical change in interest rates. The sensitivity analysis presents the change in the fair value of these instruments and changes in the Company's earnings and cash flows assuming an immediate one percent change in floating interest rates. As the Company presently has only floating rate debt, interest rate changes would not affect the fair value of these floating rate instruments but would impact future earnings and cash flows, assuming all other factors are held constant. The carrying amount of the Company's floating rate debt approximates its fair value. At March 31, 2001, the Company had $7.7 million of floating rate debt through its facility with Wells Fargo Bank West and $2.7 million through its facility with CIBC. Assuming constant debt levels, earnings and cash flow impacts for the next twelve month period from March 31, 2001 due to a one percent change in interest rates would be approximately $77,000 before taxes for the facility with Wells Fargo Bank West and $27,000 before taxes for the facility with the CIBC.

FOREIGN CURRENCY RISK

The Canadian dollar is the functional currency of CEC and is subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions.

The Company has not entered into any foreign currency forward contracts or other similar financial investments to manage this risk.

COMMODITY PRICE RISK

Oil and gas commodity markets are influenced by global as well as regional supply and demand. Worldwide political events can also impact commodity prices. The Company from time to time uses certain financial instruments in an attempt to reduce exposure to the market fluctuations in the price of oil and natural gas. The Company's general strategy is to hedge price and location risk of a portion of the Company's production with swap, collar, futures, and floor and ceiling arrangements as described in Note 2 to the financial statements. The Company generally enters into hedges for delivery into one of several pipelines located near producing regions of the Company. Pursuant to Company guidelines, the Company is to engage in these activities only as a hedging mechanism. The Company has a Risk Management Committee to administer its production hedging program. It is the policy of the Company that the Risk Management Committee approves all production hedging transactions. Gains or losses from financial instruments that qualify for hedge accounting treatment are recognized as an adjustment to sales revenue when the related transactions being hedged are finalized. Gains or losses from financial instruments that do not qualify for hedge accounting treatment are recognized currently as other income or expense. The cash flows from such agreements are included in operating activities in the consolidated statements of cash flows.

The table below sets forth BFC's and CEC's derivative financial instrument positions that qualify for hedge accounting treatment on its natural gas production as of March 31, 2001.

Futures and swaps:


                      BFC Contracts                                                 CEC Contracts
--------------------------------------------------------      -------------------------------------------------------
                            Weighted       Derivative                                   Weighted       Derivative
                             Average         Asset/                                      Average         Asset/
                           Fixed Price     (Liability)                                 Fixed Price     (Liability)
 Year        MMBtu          per MMBtu      (thousands)          Year      MMBtu         per MMBtu      (thousands)
------     ---------     ---------------  --------------       -----    ---------     -------------   ----------------
 2001       680,000         $   2.17       $  (2,068)           2001     275,000        $   2.21        $   (752)

Collars:

                      CEC Contracts
-----------------------------------------------------------------------------
                                                               Derivative
                               Average          Average          Asset/
                                Floor           Ceiling        (Liability)
   Year          MMBtu        per MMBtu        per MMBtu       (thousands)
  ------      -----------   -------------     ------------   ---------------
   2001         203,000       $   4.51         $   5.70          $    4


With the adoption of FAS 133 on January 1, 2001, the Company has a derivative contract that no longer qualifies for hedge accounting treatment. The table below sets forth the position of this contract as of March 31, 2001.

Swaps:

                      BFC Contracts
----------------------------------------------------------------
                                  Weighted       Derivative
                                  Average          Asset/
                                Fixed Price     (Liability)
    Year           MMBtu         per MMBtu      (thousands)
   -------       ---------     -------------   -----------------
    2001          428,000        $  2.04         $  (1,138)


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

                       PART II - OTHER INFORMATION

ITEM 1.       Not applicable.

ITEM 2.       Changes in Securities and Use of Proceeds

              During the quarter ended March 31, 2001, the Company issued
              6,666 shares of its common stock upon the exercise of outstanding options held by officers or employees of its subsidiaries. The exercise prices for these options resulted in aggregate proceeds to the Company of $36,000 in cash. The Company believes that these sales of common stock were exempt under
              Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D.

ITEMS 3 - 5.  Not applicable

ITEM 6.       (a) Exhibits

              (b) No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2001.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CARBON ENERGY CORPORATION
                                              Registrant

Date:  May 15, 2001                   By /s/  Patrick R. McDonald
                                      ------------------------------------------
                                      President and Chief Executive Officer

Date:  May 15, 2001                   By /s/  Kevin D. Struzeski
                                      ------------------------------------------
                                          Treasurer and
                                          Chief Financial Officer