Form 10-Q
period 2001-06-30
CARBON ENERGY CORP
filed 2001-08-14
CIK 1096019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                  to
                                      ------------------  ---------------------

                        Commission File Number: 1-15639
                                                -------

                            CARBON ENERGY CORPORATION
             ------------------------------------------------------
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

                                 Not Applicable
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at August 10, 2001
       --------------------------            ------------------------------
       Common stock, no par value                 6,105,592 shares

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                            CARBON ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 JUNE 30,                 DECEMBER 31,
                                                                                   2001                       2000
                                                                               -----------                ------------
                                                                               (unaudited)
                                ASSETS
Current assets:
      Cash                                                                     $       -                  $      21
      Current portion of employee trust                                              640                        683
      Accounts receivable, trade                                                   5,063                      6,129
      Accounts receivable, other                                                     654                        337
      Amounts due from broker                                                        707                      3,871
      Prepaid expenses and other                                                     952                        701
                                                                              ----------                 ----------
              Total current assets                                                 8,016                     11,742
                                                                              ----------                 ----------

Property and equipment, at cost:
      Oil and gas properties, using the full cost method of accounting:
          Unproved properties                                                      7,576                      6,576
          Proved properties                                                       51,367                     49,547
      Furniture and equipment                                                        879                        398
                                                                              ----------                 ----------
                                                                                  59,822                     56,521
          Less accumulated depreciation, depletion and amortization               (8,985)                    (6,152)
                                                                              ----------                 ----------
              Property and equipment, net                                         50,837                     50,369
                                                                              ----------                 ----------
Deposits and other assets                                                            286                        369
                                                                              ----------                 ----------
Total assets                                                                  $   59,139                 $   62,480
                                                                              ==========                 ==========

   The accompanying notes are an integral part of these financial statements.

                            CARBON ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                                                                                             JUNE 30,                   DECEMBER 31,
                                                                                               2001                         2000
                                                                                           -----------                  ------------
                                                                                           (unaudited)
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Accounts payable and accrued expenses                                                 $    4,700                 $    9,583
      Accrued production taxes payable                                                             549                        637
      Income taxes payable                                                                       1,352                        228
      Undistributed revenue                                                                      1,575                      1,561
      Derivative liability                                                                       1,035                          -
                                                                                            ----------                 ------------
              Total current liabilities                                                          9,211                     12,009
                                                                                            ----------                 ------------

Long-term debt                                                                                  12,618                     15,082

Deferred income taxes                                                                            2,866                      2,984

Minority interest                                                                                   27                        170
Stockholders' equity:
      Preferred stock, no par value:
          10,000,000 shares authorized, none outstanding                                             -                          -
      Common stock, no par value:
          20,000,000 shares authorized, issued, and
             6,063,142 shares and 6,021,626 shares outstanding
             at June 30, 2001 and December 31, 2000, respectively                               31,715                     31,495
      Retained earnings                                                                          3,285                        965
      Accumulated other comprehensive income                                                      (583)                      (225)
                                                                                            ----------                 ------------
              Total stockholders' equity                                                        34,417                     32,235
                                                                                            ----------                 ------------
Total liabilities and stockholders' equity                                                  $   59,139                 $   62,480
                                                                                            ==========                 ============

   The accompanying notes are an integral part of these financial statements.

                            CARBON ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                                             THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                                  JUNE 30,                                       JUNE 30,
                                                             ------------------                             ----------------
                                                              2001        2000                                2001     2000
                                                             ------      ------                             -------   ------
                                                                                        (unaudited)
Revenues:
      Oil and gas sales                                      $6,325      $3,852                             $15,119   $7,029
      Marketing and other, net                                  565          51                               1,252      107
                                                             ------      ------                             -------   ------
                                                              6,890       3,903                              16,371    7,136
Expenses:
      Oil and gas production costs                            1,835       1,226                               4,381    2,248
      Depreciation, depletion and amortization                1,448       1,367                               2,836    2,517
      General and administrative, net                         1,218         755                               2,314    1,306
      Interest, net                                             224         265                                 410      460
                                                             ------      ------                             -------   ------
          Total operating expenses                            4,725       3,613                               9,941    6,531
      Minority interest                                           3           4                                  25        7
                                                             ------      ------                             -------   ------
Income before income taxes                                    2,162         286                               6,405      598

      Income taxes:
          Current                                               769         107                               1,488      165
          Deferred                                               89          61                               1,087       85
                                                             ------      ------                             -------   ------
             Total taxes                                        858         168                               2,575      250
                                                             ------      ------                             -------   ------
Net income before cumulative effect of
      change in accounting principle                          1,304         118                               3,830      348

Cumulative effect of change in accounting principle,
  net of tax                                                      -           -                              (1,510)       -
                                                             ------      ------                             -------   ------
Net income                                                   $1,304      $  118                             $ 2,320   $  348
                                                             ======      ======                             =======   ======

Earnings per share:
      Basic                                                  $ 0.22      $ 0.02                             $  0.38   $ 0.06
      Diluted                                                  0.21        0.02                                0.37     0.06

Average number of common shares outstanding:
      Basic                                                   6,048       6,011                               6,037    5,624
      Diluted                                                 6,336       6,054                               6,291    5,662

   The accompanying notes are an integral part of these financial statements.

                            CARBON ENERGY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                 (in thousands)

                                                                                                     ACCUMULATED
                                                            COMMON STOCK                                OTHER
                                                          ----------------       RETAINED           COMPREHENSIVE
                                                          SHARES    AMOUNT       EARNINGS               INCOME            TOTAL
                                                          ------   -------       --------           -------------        -------
Balances, December 31, 2000                               6,022    $31,495       $    965           $       (225)        $32,235

Comprehensive income:
      Net income before cumulative effect
          of change in accounting principle                   -          -          3,830                      -           3,830

Cumulative effect of change in accounting principle,
  net of tax                                                  -                    (1,510)                (2,768)         (4,278)

      Currency translation adjustment                         -          -              -                    (43)            (43)

      Reclassification adjustment for settled contracts       -          -              -                  1,093           1,093

      Changes in fair value of outstanding hedge positions    -          -              -                  1,360           1,360
                                                                                                                         -------
      Total comprehensive income                                                                                           1,962
                                                                                                                         -------
Common stock issued                                          30        157              -                      -             157

Vesting of restricted stock grants                           11         63              -                      -              63
                                                          ------   -------       --------           -------------        -------
Balances, June 30, 2001 (unaudited)                       6,063    $31,715       $  3,285           $        (583)       $34,417
                                                          ======   =======       ========           =============        =======

   The accompanying notes are an integral part of these financial statements.

                            CARBON ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                    --------------------------------------
                                                                         2001                   2000
                                                                    --------------------------------------
                                                                                 (unaudited)
Cash flows from operating activities:
      Net income                                                         $  2,320                $   348
      Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation, depletion and amortization expense                 2,836                  2,517
           Change in fair market value of derivatives                      (1,116)                     -
           Deferred income tax                                              1,087                      -
           Cumulative effect of change in accounting principle              1,510                      -
           Minority interest                                                   25                      7
           Vesting of restricted stock grants                                  63                     57
           Changes in operating assets and liabilities net of effects of acquisition:
           Decrease (increase) in:
                Accounts receivable                                         1,135                    769
                Amounts due from broker                                     3,164                 (2,372)
                Employee trust                                                 43                    561
                Prepaid expenses and other                                      6                   (249)
           Increase (decrease) in:
                Accounts payable and accrued expenses                      (3,620)                (2,240)
                Undistributed revenue                                          32                    258
                                                                     ------------            -----------
           Net cash provided by (used in) operating activities              7,485                   (344)

Cash flows from investing activities:
      Capital expenditures for oil and gas properties                     (11,256)                (3,833)
      Cash received from San Juan property sale                             6,758                      -
      Acquisition of CEC Resources                                             -                    (144)
      Capital expenditures for support equipment                             (464)                  (145)
                                                                     ------------            -----------
           Net cash used in investing activities                           (4,962)                (4,122)

Cash flows from financing activities:
      Proceeds from notes payable                                          30,796                  6,080
      Principal payments on notes payable                                 (33,227)                (2,314)
      Proceeds from issuance of common stock                                  157                     55
      CEC share repurchase                                                   (203)                     -
                                                                      ------------           -----------
           Net cash provided by (used in) financing activities             (2,477)                 3,821
                                                                      ------------           -----------

Effect of exchange rate changes on cash                                       (67)                  (207)
                                                                      ------------           -----------
Net decrease in cash                                                          (21)                  (852)
Cash, beginning of period                                                      21                    995
                                                                      ------------           -----------
Cash, end of period                                                       $     -               $    143
                                                                      ============           ===========

Supplemental cash flow information:
      Cash paid for interest                                              $   538               $    499
      Cash paid for taxes                                                     384                     11

-------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

                            CARBON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS:

NATURE OF OPERATION - Carbon Energy Corporation (Carbon) was incorporated in September 1999 under the laws of the State of Colorado to facilitate the acquisition of Bonneville Fuels Corporation (BFC) and subsidiaries. The acquisition of BFC closed on October 29, 1999 and was accounted for as a purchase. In February 2000, Carbon completed an offer to exchange shares of Carbon for shares of CEC Resources, Ltd. (CEC), an Alberta, Canada company. Over 97% of the shareholders of CEC accepted the offer to exchange. The offer to exchange closed on February 17, 2000 and was accounted for as a purchase. In November 2000, CEC initiated an offer to purchase shares of CEC stock that were not owned by Carbon. The offer was completed in February 2001 with the acquisition of approximately 34,000 of the 39,000 shares of CEC stock that were not owned by Carbon. Carbon currently owns 99.7% of the stock of CEC. Collectively, Carbon, CEC, BFC and its subsidiaries are referred to as the Company. Carbon is an independent oil and gas company engaged in the exploration, development and production of natural gas and crude oil in the United States and Canada. The Company's exploration and production areas in the United States include the Piceance Basin in Colorado, the Uintah Basin in Utah, the Permian Basin in New Mexico and Texas and the Hugoton Basin in Southwest Kansas. The Company's exploration and production areas in Canada include Central Alberta and Southeast Saskatchewan.

The unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The statements do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2000, as filed with the SEC. The statements reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position at June 30, 2001 and the results of operations and cash flows for the periods presented.

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

AMOUNTS DUE FROM BROKER - This account represents net cash margin deposits held by a brokerage firm for the Company's derivative accounts.

PROPERTY AND EQUIPMENT - The Company follows the full cost method of accounting for its oil and gas properties, whereby all costs incurred in the acquisition, exploration and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and direct overhead related to exploration and development activities) are capitalized.

Capitalized costs are accumulated on a country-by-country basis and are depleted using the units of production method based on proved reserves of oil and gas. The Company presently has two cost centers - the United States and Canada. For purposes of the depletion calculation, oil and gas reserves are converted to a common unit of measure on the basis of six thousand cubic feet of gas to one barrel of oil. A reserve is provided for the estimated future cost of site restoration, dismantlement and abandonment activities as a component of depletion. Investments in unproved properties are recorded at the lower of cost or fair market value and are not depleted pending the determination of the existence of proved oil and gas reserves.

Pursuant to full cost accounting rules, capitalized costs less related accumulated depletion and deferred income taxes may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using a 10% discount factor and unescalated oil and gas prices and costs as of the end of the period; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) related income tax effects. The capitalized costs reflected in the accompanying financial statements do not exceed this limitation.

Proceeds from disposal of interests in oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustment would significantly alter the rate of depletion.

Buildings, transportation and other equipment are depreciated on the straight-line method with lives ranging from three to seven years.

EMPLOYEE TRUST - The employee trust represents amounts which may be used to satisfy obligations to persons who have been, or will be, terminated as a result of the Company's acquisition of BFC. The employee trust is expected to be disbursed or returned to the Company by October 31, 2001.

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

The Company's gas marketing contracts are generally month-to-month and provide that the Company will sell to end users gas which is produced from the Company's properties and/or acquired from third parties.

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

HEDGING TRANSACTIONS - The Company from time to time uses certain financial instruments in an attempt to reduce exposure to the market fluctuations in the price of oil and natural gas. The Company's general strategy is to hedge price and location risk of a portion of the Company's production with swap, collar, futures, and floor and ceiling arrangements. The Company generally enters into hedges for delivery into one of several pipelines located near producing regions of the Company. Pursuant to Company guidelines, the Company is to engage in these activities only as a hedging mechanism. The Company has a Risk Management Committee to administer its production hedging program and approve all production hedging transactions. Gains or losses from financial instruments that qualify for hedge accounting treatment are recognized as an adjustment to sales revenue when the transactions being hedged are finalized. Gains or losses from financial instruments that do not qualify for hedge accounting treatment are recognized currently as other income or expense. The cash flows from these instruments are included in operating activities in the consolidated statements of cash flows.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which provides accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS No. 133 became effective for the Company on January 1, 2001.

The table below sets forth the financial statement impact to the Company of recording derivative instruments designated as hedges and derivative instruments not designated as hedges upon the adoption of SFAS No. 133 on January 1, 2001.

                                                                                          Amount
                                                                                        (millions)
                                                                                        ----------
Balance Sheet:
     Derivative liability                                                                 $ (7.2)
     Deferred tax asset                                                                      2.9
     Cumulative effect of a change in accounting principle (other comprehensive loss)        2.8

Statement of Operations:
     Cumulative effect of a change in accounting principle (derivative loss)              $  1.5

During the first six months of 2001, net hedging losses of $1.9 million ($1.1 million after tax) were transferred from other comprehensive income and the change in the fair market value of outstanding derivative liabilities for contracts designated as hedges decreased by $2.4 million ($1.4 million after tax). As of June 30, 2001, the Company had net unrealized hedging losses of $764,000 ($315,000 after tax). The Company expects to reclassify these losses to earnings during the next twelve month period.

The table below sets forth BFC's and CEC's derivative financial instrument positions that qualify for hedge accounting treatment on its natural gas production as of June 30, 2001.

Futures and swaps:

                 BFC Contracts                                                 CEC Contracts
---------------------------------------------------------     ----------------------------------------------------
                            Weighted        Derivative                                  Weighted        Derivative
                             Average          Asset/                                     Average          Asset/
                           Fixed Price     (Liability)                                 Fixed Price     (Liability)
 Year        MMBtu          per MMBtu      (thousands)          Year       MMBtu        per MMBtu      (thousands)
------------------------------------------------------------------------------------------------------------------
 2001        370,000       $  2.18             $   (786)        2001      158,000       $   2.29         $    (25)

Collars:

                             CEC Contracts
----------------------------------------------------------------------------
                                                               Derivative
                               Average          Average          Asset/
                                Floor           Ceiling        (Liability)
   Year          MMBtu        per MMBtu        per MMBtu       (thousands)
-----------   ------------  ---------------  ---------------  --------------
   2001           123,000        $    4.45        $    5.62        $    171

With the adoption of SFAS No. 133, the Company has a derivative contract that no longer qualifies for hedge accounting treatment. The table below sets forth the position of this contract as of June 30, 2001:


Swaps:

                    BFC Contracts
-----------------------------------------------------------
                                  Weighted       Derivative
                                  Average          Asset/
                                Fixed Price     (Liability)
    Year           MMBtu         per MMBtu      (thousands)
-----------------------------------------------------------
    2001           246,000       $  2.04         $   (167)

During the first six months of 2001, payments of $1.3 million were made to the counterparty of this contract. The fair market value of this contract increased by $1.1 million and was recognized as other income.

During the first six months of 2001, the Company entered into Permian Basin basis swaps that do not qualify for hedge accounting treatment. The value of these contracts were $67,000 as of June 30, 2001. At June 30, 2001, basis swaps covering 290,000 MMBtu were outstanding and expire on or before October 31, 2001.

FOREIGN CURRENCY TRANSLATION - Foreign currency transactions and financial statements are translated in accordance with SFAS No. 52 "Foreign Currency Translation". The Company uses the U.S. dollar as its functional currency, except for CEC, which uses the Canadian dollar. Assets and liabilities related to the operations of CEC are generally translated at current exchange rates, and related translation adjustments are reported as a component of accumulated other comprehensive income in the statement of stockholders' equity. Income statement accounts are translated at the average rates during the period. As a result of the change in the value of the Canadian dollar relative to the U.S. dollar, the Company reported a non cash currency translation loss of $43,000 for the six months ended June 30, 2001.

COMPREHENSIVE INCOME - The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes net income and certain items recorded directly to shareholders' equity and classified as other comprehensive income. The following table sets forth the calculation of comprehensive income for the six months ended June 30, 2001 and 2000.

                                                           Six Months Ended June 30,
                                                          ----------------------------
                                                             2001              2000
                                                          ---------          --------
                                                                 (in thousands)
Net income                                                 $  2,320          $   348

Other comprehensive income (loss), net of tax:
     Currency translation adjustment                            (43)            (130)
     Cumulative effect of changes in
         accounting principle - January 1, 2001              (2,768)               -
     Reclassification adjustment for settled contracts        1,093                -
     Changes in fair value of outstanding hedge positions     1,360                -
                                                          ---------          --------

Other comprehensive income (loss)                              (358)            (130)
                                                          ---------          --------

Comprehensive income (loss)                                $  1,962          $   218
                                                          =========          ========

EARNINGS (LOSS) PER SHARE - The Company uses the weighted average number of shares outstanding in calculating earnings per share data. When dilutive, options are included as share equivalents using the treasury stock method and are included in the calculation of diluted per share data.

3. ACQUISITION AND DISPOSITION OF ASSETS:

ACQUISITION OF CEC RESOURCES LTD. - On February 17, 2000, Carbon completed the acquisition of approximately 97% of the stock of CEC. An offer to exchange shares of Carbon stock for shares of CEC stock resulted in the issuance of 1,482,826 shares of Carbon stock to holders of CEC stock. The acquisition was accounted for as a purchase. As stated in Note 1 to the financial statements, in February 2001, CEC acquired approximately 34,000 of the 39,000 shares of CEC stock that were not owned by Carbon. Carbon currently owns 99.7% of the stock of CEC.

The following unaudited pro forma information presents a summary of the consolidated results of operations as if the acquisition had occurred at January 1, 2000.

                             SIX MONTHS
                                ENDED
                            JUNE 30, 2000
                            --------------
                             (unaudited)
Total revenue                $  7,786,000

Net income                   $    441,000

Earnings per share:
     Basic                    $      0.08
     Diluted                  $      0.08

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations that actually would have resulted had the combination occurred at January 1, 2000, or future results of operations of the consolidated entities.

DISPOSITION OF OIL AND GAS ASSETS - In January 2001, the Company closed the sale of its entire working interest and related leasehold rights in the San Juan Basin, receiving net proceeds of approximately $6.8 million. The proceeds were used to repay amounts outstanding under the Company's credit facilities and to finance the Company's exploration and development program.


4.       LONG-TERM DEBT:

UNITED STATES FACILITY - The Company moved its credit facility from U.S. Bank National Association to Wells Fargo Bank West, National Association in the third quarter of 2000.

The facility is an oil and gas reserve based line-of-credit and had a borrowing base of $17.8 million with outstanding borrowings of $10.3 million at June 30, 2001. The borrowing base is subject to a $500,000 per month reduction schedule through November 1, 2001, at which time the borrowing base will be $15.3 million. The facility is secured by certain U.S. oil and gas properties of the Company and is scheduled to convert to a term note on October 1, 2002. This facility is scheduled to have a maturity date of either the economic half life of the Company's remaining U.S. based reserves on the last day of the revolving period, or October 1, 2006, whichever is earlier. The facility bears interest at a rate equal to LIBOR plus 1.75% or Wells Fargo Bank West Prime, at the option of the Company. The Company's average borrowing rate was approximately 5.9% at June 30, 2001. The borrowing base is based upon the lender's evaluation of the Company's proved oil and gas reserves, generally determined semi-annually.

The credit agreement contains various covenants, which prohibit or limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties or merge with another entity. The Company is also required to maintain certain financial ratios.

CANADIAN FACILITY - In June 2001, the Company secured an increase in the borrowing base of the facility with the Canadian Imperial Bank of Commerce
(CIBC) to approximately $9.2 million from approximately $4.3 million. Outstanding borrowings against the facility were $2.3 million at June 30, 2001. The Canadian facility is secured by the Canadian oil and gas properties of the Company. The revolving phase of the Canadian facility expires on August 31, 2001 and the Company is currently in negotiations with CIBC to extend the revolving phase to April 1, 2002. However, there can be no guarantee that the Company will be able to successfully negotiate such an extension. If the revolving commitment is not renewed, the loan will be converted into a term loan and will be reduced by consecutive monthly payments over a period not to exceed 36 months. However, subject to possible changes in the borrowing base, CIBC has agreed that it will not require the Company to make any principal payments under the term loan section of the facility until July 2002 at the earliest. As such, no amounts under the Canadian facility have been classified as current in the June 30, 2001 balance sheet. The Canadian facility bears interest at the CIBC Prime rate plus 0.5%. The rate was approximately 6.75% at June 30, 2001.

The Canadian facility contains various covenants which limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties, or merge with another entity.

The agreement with CIBC also provides for $3.5 million of credit for commodity swaps covering a portion of the Company's oil and gas production, forward exchange contracts and firm gas purchase and sales transactions. The Company currently utilizes the swap facility to hedge its Canadian production (See Note 2).

5.       BUSINESS AND GEOGRAPHICAL SEGMENTS:

Segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Carbon has two reportable and geographic segments: BFC and CEC, representing oil and gas operations in the United States and Canada, respectively. The segments are strategic business units which operate in unique geographic locations. The segment data presented below was prepared on the same basis as Carbon's consolidated financial statements.

                                                         THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                             JUNE 30, 2001                              JUNE 30, 2001
                                                  -------------------------------------    --------------------------------------
                                                   United                                    United
                                                   States        Canada         Total        States         Canada         Total
                                                  --------      ---------      --------      -------        -------      --------
Revenues:

      Oil and gas sales                            $ 2,469        $ 3,856       $ 6,325      $ 6,270        $ 8,849      $ 15,119
      Marketing and other, net                         565              -           565        1,252              -         1,252
                                                  --------      ---------      --------      -------        -------      --------
                                                     3,034          3,856         6,890        7,522          8,849        16,371

Expenses:

      Oil and gas production costs                     976            859         1,835        1,819          2,562         4,381
      Depreciation, depletion and amortization         804            644         1,448        1,541          1,295         2,836
      General and administrative, net                  767            451         1,218        1,387            927         2,314
      Interest, net                                    185             39           224          317             93           410
                                                  --------      ---------      --------      -------        -------      --------
          Total operating expenses                   2,732          1,993         4,725        5,064          4,877         9,941
      Minority interest                                  -              3             3            -             25            25
                                                  --------      ---------      --------      -------        -------      --------
Income before income taxes                             302          1,860         2,162        2,458          3,947         6,405

Income taxes                                           113            745           858          922          1,653         2,575
                                                  --------      ---------      --------      -------        -------      --------
Net income before cumulative effect of
    change in accounting principle                     189          1,115         1,304        1,536          2,294         3,830

Cumulative effect of change in accounting
    principle, net of tax                                -              -             -       (1,510)             -        (1,510)
                                                  --------      ---------      --------      -------        -------      --------

Net income                                          $  189        $ 1,115       $ 1,304        $  26        $ 2,294       $ 2,320
                                                  ========      =========      ========      =======        =======      ========
Total assets                                      $ 39,938       $ 19,201      $ 59,139     $ 39,938       $ 19,201      $ 59,139
                                                  ========      =========      ========      =======        =======      ========

                                                                                             SIX
                                                                                            MONTHS        FEB. 18
                                                                                             ENDED        THROUGH
                                                         THREE MONTHS ENDED                 JUNE 30,      JUNE 30,
                                                           JUNE 30, 2000                      2000          2000
                                                ------------------------------------        -----------------------------------
                                                United                                      United
                                                States         Canada         Total         States         Canada         Total
                                                -------        -------       -------        -------        -------       -------
Revenues:
      Oil and gas sales                         $ 2,249        $ 1,603       $ 3,852        $ 4,679        $ 2,350       $ 7,029
      Marketing and other, net                       51              -            51            107              -           107
                                                -------        -------       -------        -------        -------       -------
                                                  2,300          1,603         3,903          4,786          2,350         7,136
Expenses:
      Oil and gas production costs                  790            436         1,226          1,616            632         2,248
      Depreciation, depletion and amortization      905            462         1,367          1,850            667         2,517
      General and administrative, net               433            322           755            871            435         1,306
      Interest, net                                 210             55           265            382             78           460
                                                -------        -------       -------        -------        -------       -------
          Total operating expenses                2,338          1,275         3,613          4,719          1,812         6,531
      Minority interest                               -              4             4              -              7             7
                                                -------        -------       -------        -------        -------       -------
Income before income taxes                         (38)            324           286             67            531           598

Income taxes                                          -            168           168              -            250           250


                                                -------        -------       -------        -------        -------       -------
Net income                                      $  (38)        $   156       $   118        $    67        $   281       $   348
                                                =======        =======       =======        =======        =======       =======

                                                -------        -------       -------        -------        -------       -------
Total assets                                    $40,599        $14,269       $54,868        $40,599        $14,269       $54,868
                                                =======        =======       =======        =======        =======       =======

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table and the discussion that follows present comparative revenue, sales, volumes, average sales prices, expenses and the percentage change between periods for the three months ended June 30, 2001 and 2000 (second quarter) for the Company's United States operations conducted through BFC and the Company's Canadian operations conducted through CEC.

                                                           United States                                 Canada (1)
                                                         Three Months Ended                           Three Months Ended
                                                              June 30,                                     June 30,
                                               ---------------------------------------      ---------------------------------------
                                                 2001          2000         Change              2001             2000       Change
                                               ----------  ------------  -------------      --------------    -----------  --------
                                                   (Dollars in thousands, except                 (Dollars in thousands, except
                                                  prices and per Mcfe information)             prices and per Mcfe information)
Revenues:
     Natural gas                               $   1,949   $       1,843           6%         $    3,364     $    1,255       168%
     Oil and liquids                                 520             406          28%                492            348        41%
     Marketing and other, net                        565              51        1008%                  -              -       n/a
                                               ---------   -------------                      ----------     ----------
        Total revenues                             3,034           2,300          32%              3,856          1,603       141%

Sales volumes:
     Natural gas (MMcf)                              662             771         -14%                801            478        68%
     Oil  and liquids (Bbl)                       19,533          17,245          13%             20,615         16,215        27%
     Equivalent production (MMcfe 6:1)               779             874         -11%                925            575        61%

Daily sales volumes:
     Natural gas (MMcf)                              7.3             8.5         -14%                8.8            5.3        66%
      Oil  and liquids (Bbl)                         215             190          13%                227            178        28%
      Equivalent production (MMcfe 6:1)              8.6             9.6         -10%               10.2            6.3        62%

Average price received:
     Natural gas (Mcf)                         $    2.94   $        2.39          23%         $     4.20     $     2.63        60%
     Oil and liquids (Bbl)                         26.62           23.54          13%              23.87          21.46        11%

Direct lifting costs                           $     489   $         339          44%         $      271     $      209        30%
Average direct lifting costs/Mcfe                   0.63            0.39          62%               0.29           0.36       -19%
Other production costs                               487             451           8%                588            227       159%
General and administrative, net                      767             433          77%                451            322        40%
Depreciation, depletion and amortization             804             905         -11%                644            462        39%
Interest expense, net                                185             210         -12%                 39             55       -29%
Income tax                                           113               -         n/a                 745            168       343%


-------------------------
(1) Volumetric sales figures for Canadian activities are presented net before royalty interests.

Revenues from oil and gas sales of BFC for the second quarter of 2001 were $2.5 million, a 10% increase from 2000. The increase was due primarily to increased oil and gas prices partially offset by natural production declines in all operating areas and the divestiture in January 2001 of the Company's entire working interests and related leasehold rights in the San Juan Basin.

Revenues from oil, liquids and gas sales of CEC for the second quarter of 2001 were $3.9 million, a 141% increase from the prior year period. The increase was due primarily to increased oil, liquid and gas production and higher oil, liquids and gas prices.

BFC's average production for the second quarter of 2001 was 215 barrels of oil per day and 7.3 million cubic feet (MMcf) of gas per day, a decrease of 10% from the same period in 2000 on a Mcf equivalent (Mcfe) basis where one barrel of oil is equal to six Mcf of gas. In January 2001, the Company divested its entire working interests and related leasehold rights in the San Juan Basin. This accounted for substantially all of the decrease in U.S. natural gas production compared to the second quarter of 2000. The increase in oil production was due to successful drilling activities conducted during 2001 in the Permian Basin, partially offset by natural production declines. During the second quarter of 2001, BFC participated in the drilling of 6 gross wells and 2.5 net wells compared to 4 gross wells and 3.1 net wells in 2000.

CEC's average production for the second quarter of 2001 was 227 barrels of oil and liquids per day and 8.8 MMcf of gas per day, an increase of 62% on an Mcfe basis from the same period in 2000. The increase was due primarily to successful drilling and recompletion activities in the Carbon and Rowley areas of Central Alberta. During the second quarter of 2001, CEC participated in the drilling of 2 gross and 2 net wells. CEC did not have any drilling activity during the comparable period in 2000.

Average oil prices realized by BFC increased 13% from $23.54 per barrel for the second quarter of 2000 to $26.62 for 2001. The average oil price includes hedge losses of $59,000 for the second quarter of 2000. There was no oil hedge activity for 2001. Average natural gas prices realized by BFC increased 23% from $2.39 per Mcf for the second quarter of 2000 to $2.94 for 2001. The average natural gas price includes hedge losses of $757,000 for the second quarter of 2001 compared to hedge losses of $541,000 for 2000.

Average oil and liquids prices realized by CEC increased 11% from $21.46 per barrel for the second quarter of 2000 to $23.87 for 2001. The average oil price includes hedge losses of $35,000 for the second quarter of 2000. There was no oil hedge activity for 2001. Average natural gas prices realized by CEC increased 60% from $2.63 per Mcf for the second quarter of 2000 to $4.20 for 2001. The average natural gas price includes hedge losses of $202,000 for the second quarter of 2001 compared to hedge losses of $168,000 for 2000.

Marketing and other revenue realized by BFC was $565,000 for the second quarter of 2001, compared to $51,000 for 2000. This increase was primarily due to mark-to-market gains of $451,000 on a derivative contract that no longer qualified for hedge accounting treatment upon the adoption of SFAS No. 133 on January 1, 2001. In conjunction with the adoption of SFAS No. 133 on January 1, 2001, the Company recorded a derivative loss (net of tax) of $1.5 million as the cumulative effect of a change in accounting principle related to this derivative contract.

Direct lifting costs incurred by BFC were $489,000 or $.63 per Mcfe for the second quarter of 2001 compared to $339,000 or $.39 per Mcfe for 2000. The increase was primarily due to well workovers and equipment repairs in the Permian and Piceance Basins performed in the second quarter of 2001.

Other production costs incurred by BFC consisting of production taxes and overhead, were $487,000 for the second quarter of 2001 compared to $451,000 for 2000. The increase was primarily due to higher severance taxes due to higher prices, partially offset by declines in gas production.

Direct lifting costs incurred by CEC were $271,000 or $.29 per Mcfe for the second quarter of 2001 compared to $209,000 or $.36 per Mcfe for 2000.

Other production costs incurred by CEC consisting of net Crown and other royalty expense were $588,000 for the second quarter of 2001 compared to $227,000 for 2000. The increase was due to a rise in net Crown royalties due to higher oil and gas prices and increased production.

General and administrative expenses net of overhead reimbursements incurred by BFC increased 77% from $433,000 for the second quarter of 2000 compared to $767,000 for 2001. The increase was primarily due to personnel additions and consulting costs in conjunction with the Company's higher level of capital expenditures, salary increases, and a reduction in overhead reimbursements as a result of the sale of the Company's San Juan Basin properties.

General and administrative expenses net of overhead reimbursements incurred by CEC increased 40% from $322,000 for the second quarter of 2000 to $451,000 for 2001. The increase was primarily due to personnel additions and consulting costs in conjunction with the Company's higher level of capital expenditures and salary increases.

Interest expense incurred by BFC decreased 12% from $210,000 for the second quarter of 2000 to $185,000 for 2001. The decrease was due primarily to a reduction in debt as a result of proceeds received from the divestiture of the Company's San Juan Basin properties, decreased margin deposits related to the Company's derivative position, and a decline in interest rates, partially offset by increased funding requirements for capital expenditures.

Interest expense incurred by CEC decreased 29% from $55,000 for the second quarter of 2000 to $39,000 for 2001. The decrease was due primarily to a reduction in debt as a result of increased cashflow from operating activities and a decline in interest rates, partially offset by increased funding requirements for capital expenditures.

Depreciation, depletion and amortization (DD&A) of the Company's oil and gas assets is determined based upon the units of production method. This expense is typically based on the historical capitalized costs incurred to find, develop and recover oil and gas reserves. However, the Company's current DD&A rate is determined primarily by the purchase price the Company allocated to oil and gas properties in its acquisition of BFC and CEC and the proved reserves the Company acquired in the acquisitions.

DD&A expense incurred by BFC decreased 11% from $905,000 for the second quarter of 2000 to $804,000 for 2001. The decrease was due primarily to decreased production. DD&A expense was $1.03 per Mcfe for the second quarter of 2001 compared to $1.04 for 2000.

DD&A expense incurred by CEC increased 39% from $462,000 for the second quarter of 2000 to $644,000 for 2001. The increase was due primarily to increased production. DD&A expense was $.70 per Mcfe for the second quarter of 2001 compared to $.80 per for 2000.

Income tax expense incurred by BFC was $113,000 for the second quarter of 2001, an effective tax rate of 38%. BFC did not record a provision for income taxes for the second quarter of 2000.

Income tax expense incurred by CEC was $745,000 for the second quarter of 2001, an effective tax rate of 40% compared to $168,000 and an effective tax rate of 51% for 2000.

The following table and the discussion that follows present comparative revenue, sales, volumes, average sales prices, expenses and the percentage change between periods for the six months ended June 30, 2001 and 2000. The Company's Canadian operations were established in February 2000 through an exchange offer of Carbon shares for shares of CEC. The following table is a pro forma presentation, as if the acquisition of CEC occurred on January 1, 2000.

                                               United States                         Canada (1)
                                             Six Months Ended                     Six Months Ended
                                                 June 30,                             June 30,
                                       -----------------------------        ------------------------------
                                         2001      2000     Change            2001      2000      Change
                                       ---------  --------  --------        ---------  --------  ---------
                                       (Dollars in thousands, except        (Dollars in thousands, except
                                       prices and per Mcfe information)     prices and per Mcfe information)
Revenues:
    Natural gas                      $    5,127 $   3,869       33%         $  7,775 $   2,281       241%
    Oil and liquids                       1,143       810       41%            1,074       719        49%
    Marketing and other, net              1,252       107     1070%                -         -        n/a
                                       ---------  --------                  ---------  --------
       Total revenues                     7,522     4,786       57%            8,849     3,000       195%

Sales volumes:
    Natural gas (MMcf)                    1,270     1,616      -21%            1,596       923        73%
    Oil  and liquids (Bbl)               41,023    33,497       22%           42,529    31,499        35%
    Equivalent production (MMcfe 6:1)     1,516     1,817      -17%            1,851     1,112        66%

Daily sales volumes:
    Natural gas (MMcf)                      7.0       8.9      -21%              8.8       5.1        73%
     Oil  and liquids (Bbl)                 227       184       23%              235       173        36%
     Equivalent production (MMcfe 6:1)      8.4      10.0      -16%             10.2       6.1        67%

Average price received:
    Natural gas (Mcf)                $     4.04 $    2.39       69%         $   4.87 $    2.47        97%
    Oil and liquids (Bbl)                 27.86     24.18       15%            25.25     22.83        11%

Direct lifting costs                 $      780 $     742        5%         $    796 $     397       101%
Average direct lifting costs/Mcfe          0.51      0.41       24%             0.43      0.36        19%
Other production costs                    1,039       874       19%            1,766       394       348%
General and administrative, net           1,387       871       59%              927       549        69%
Depreciation, depletion and
    amortization                          1,541     1,850      -17%            1,295       871        49%
Interest expense, net                       317       382      -17%               93        99        -6%
Income tax                                  922         -     n/a              1,653       308       437%


---------------------------
(1) Volumetric sales figures for Canadian activities are presented net before royalty interests.

Revenues from oil and gas sales of BFC for the first six months of 2001 were $6.3 million, a 34% increase from 2000. The increase was due primarily to increased oil and gas prices partially offset by natural production declines in all operating areas and the divestiture in January 2001 of the Company's entire working interests and related leasehold rights in the San Juan Basin.

Revenues from oil, liquids and gas sales of CEC for the first six months of 2001 were $8.8 million, a 195% increase from the prior year period. The increase was due primarily to increased oil, liquid and gas production and higher oil, liquids and gas prices.

BFC's average production for the first six months of 2001 was 227 barrels of oil per day and 7.0 million cubic feet (MMcf) of gas per day, a decrease of 16% from the same period in 2000 on a Mcf equivalent (Mcfe) basis where one barrel of oil is equal to six Mcf of gas. In January 2001, the Company divested its entire working interests and related leasehold rights in the San Juan Basin. This accounted for more than 60% of the decrease in U.S. natural gas production compared to the first six months of 2000. The remainder of the decline is primarily due to production declines in all areas. The decrease in natural gas production was partially offset by successful drilling activity in the Piceance Basin. The increase in oil production was due to successful drilling activities conducted during 2001 in the Permian Basin, partially offset by natural production declines. During the first six months of 2001, BFC participated in the drilling of 15 gross wells and 7.8 net wells compared to 8 gross wells and 5.7 net wells in 2000.

CEC's average production for the first six months of 2001 was 235 barrels of oil and liquids per day and 8.8 MMcf of gas per day, an increase of 67% on an Mcfe basis from the same period in 2000. The increase was due primarily to successful drilling and recompletion activities in the Carbon and Rowley areas of Central Alberta. During the first six months of 2001, CEC participated in the drilling of 5 gross and 5 net wells. CEC did not have any drilling activity during the comparable period in 2000.

Average oil prices realized by BFC increased 15% from $24.18 per barrel for first six months of 2000 to $27.86 for 2001. The average oil price includes hedge losses of $102,000 for the first six months of 2000. There was no oil hedge activity for 2001. Average natural gas prices realized by BFC increased 69% from $2.39 per Mcf for the first six months of 2000 to $4.04 for 2001. The average natural gas price includes hedge losses of $1.3 million for the first six months of 2001 compared to hedge losses of $402,000 for 2000.

Average oil and liquids prices realized by CEC increased 11% from $22.83 per barrel for the first six months of 2000 to $25.25 for 2001. The average oil price includes hedge losses of $51,000 for the first six months of 2000. There was no oil hedge activity for 2001. Average natural gas prices realized by CEC increased 97% from $2.47 per Mcf for the first six months of 2000 to $4.87 for 2001. The average natural gas price includes hedge losses of $921,000 for the first six months of 2001 compared to hedge losses of $185,000 for 2000.

Marketing and other revenue realized by BFC was $1.3 million for the first six months of 2001, compared to $107,000 for 2000. This increase was primarily due to mark-to-market gains of $1.1 million on a derivative contract that no longer qualified for hedge accounting treatment upon the adoption of SFAS No. 133 on January 1, 2001. In conjunction with the adoption of SFAS No. 133 on January 1, 2001, the Company recorded a derivative loss (net of tax) of $1.5 million as the cumulative effect of a change in accounting principle related to this derivative contract.

Direct lifting costs incurred by BFC were $780,000 or $.51 per Mcfe for the first six months of 2001 compared to $742,000 or $.41 per Mcfe for 2000. The per Mcfe increase was primarily due to well workovers and equipment repairs in the Permian and Piceance Basins performed in 2001.

Other production costs incurred by BFC consisting of production taxes and overhead, were $1.0 million for the first six months of 2001 compared to $874,000 for 2000. The increase was primarily due to higher severance taxes due to higher prices, partially offset by declines in gas production.

Direct lifting costs incurred by CEC were $796,000 or $.43 per Mcfe for the first six months of 2001 compared to $397,000 or $.36 per Mcfe for 2000.

Other production costs incurred by CEC consisting of net Crown and other royalty expense were $1.8 million for the first six months of 2001 compared to $394,000 for 2000. The increase was due to a rise in net Crown royalties due to higher oil and gas prices and increased production.

General and administrative expenses net of overhead reimbursements incurred by BFC increased 59% from $871,000 for the first six months of 2000 to $1.4 million for 2001. The increase was primarily due to personnel additions and consulting costs in conjunction with the Company's higher level of capital expenditures, salary increases, and a reduction in overhead reimbursements as a result of the sale of the Company's San Juan Basin properties.

General and administrative expenses net of overhead reimbursements incurred by CEC increased 69% from $549,000 for the first six months of 2000 to $927,000 for 2001. The increase was primarily due to personnel additions and consulting costs in conjunction with the Company's higher level of capital expenditures and salary increases.

Interest expense incurred by BFC decreased 17% from $382,000 for the first six months of 2000 to $317,000 for 2001. The decrease was due primarily to a reduction in debt as a result of proceeds received from the divestiture of the Company's San Juan Basin properties, decreased margin deposits related to the Company's derivative position and a decrease in interest rates, partially offset by increased funding requirements for capital expenditures.

Interest expense incurred by CEC decreased 6% from $99,000 for the first six months of 2000 to $93,000 for 2001. The decrease was due primarily to a reduction in debt as a result of increased cash flow from operating activities and a decline in interest rates, partially offset by increased funding requirements for capital expenditures.

Depreciation, depletion and amortization (DD&A) of the Company's oil and gas assets is determined based upon the units of production method. This expense is typically based on the historical capitalized costs incurred to find, develop and recover oil and gas reserves. However, the Company's current DD&A rate is determined primarily by the purchase price the Company allocated to oil and gas properties in its acquisition of BFC and CEC and the proved reserves the Company acquired in the acquisitions.

DD&A expense incurred by BFC decreased 17% from $1.9 million for the first six months of 2000 to $1.5 million for 2001. The decrease was due primarily to decreased production. DD&A expense was $1.02 per Mcfe for the first six months of 2001 and 2000.

DD&A expense incurred by CEC increased 49% from $871,000 for the first six months of 2000 to $1.3 million for 2001. The increase was due primarily to increased production. DD&A expense was $.70 per Mcfe for the first six months of 2001 compared to $.78 for 2000.

Income tax expense incurred by BFC was $922,000 for the first six months of 2001, an effective tax rate of 38%. BFC did not record a provision for income taxes for the first six months of 2000.

Income tax expense incurred by CEC was $1.7 million for the first six months of 2001, an effective tax rate of 42% compared to $308,000 and an effective tax rate of 45% for 2000.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2001, Carbon had $59.1 million of assets. Total capitalization was $47.0 million, consisting of 73% of stockholders' equity and 27% of debt.

UNITED STATES FACILITY - The Company moved its credit facility from U.S. Bank National Association to Wells Fargo Bank West, National Association in the third quarter of 2000.

The facility is an oil and gas reserve based line-of-credit and had a borrowing base of $17.8 million with outstanding borrowings of $10.3 million at June 30, 2001. The borrowing base is subject to a $500,000 per month reduction schedule through November 1, 2001, at which time the borrowing base will be $15.3 million. The facility is secured by certain U.S. oil and gas properties of the Company and is scheduled to convert to a term note on October 1, 2002. This facility is scheduled to have a maturity date of either the economic half life of the Company's remaining U.S. based reserves on the last day of the revolving period, or October 1, 2006, whichever is earlier. The facility bears interest at a rate equal to LIBOR plus 1.75% or Wells Fargo Bank West Prime, at the option of the Company. The Company's average borrowing rate was approximately 5.9% at June 30, 2001. The borrowing base is based upon the lender's evaluation of the Company's proved oil and gas reserves, generally determined semi-annually.

The credit agreement contains various covenants, which prohibit or limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties or merge with another entity. The Company is also required to maintain certain financial ratios.

CANADIAN FACILITY - In June 2001, the Company secured an increase in the borrowing base of the facility with the Canadian Imperial Bank of Commerce
(CIBC) to approximately $9.2 million from approximately $4.3 million. Outstanding borrowings against the facility were $2.3 million at June 30, 2001. The Canadian facility is secured by the Canadian oil and gas properties of the Company. The revolving phase of the Canadian facility expires on August 31, 2001 and the Company is currently in negotiations with CIBC to extend the revolving phase to April 1, 2002. However, there can be no guarantee that the Company will be able to successfully negotiate such an extension. If the revolving commitment is not renewed, the loan will be converted into a term loan and will be reduced by consecutive monthly payments over a period not to exceed 36 months. However, subject to possible changes in the borrowing base, CIBC has agreed that it will not require the Company to make any principal payments under the term loan section of the facility until July 2002 at the earliest. As such, no amounts under the Canadian facility have been classified as current in the June 30, 2001 balance sheet. The Canadian facility bears interest at the CIBC Prime rate plus 0.5%. The rate was approximately 6.75% at June 30, 2001.

The Canadian facility contains various covenants which limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties, or merge with another entity.

The agreement with CIBC also provides for $3.5 million of credit for commodity swaps covering a portion of the Company's oil and gas production, forward exchange contracts and firm gas purchase and sales transactions. The Company currently utilizes the swap facility to hedge its Canadian production.

For the six months ended June 30, 2001, net cash provided by operating activities was $7.5 million compared to net cash used in operating activities of $344,000 in 2000. The increase is due primarily to increases in net income and non-cash charges to net income and a decline in margin deposit requirements for the Company's derivate accounts in 2001 compared to 2000. Net cash used in investing activities was $5.0 for the six months ended June 30, 2001 compared to net cash used in investing activities of $4.1 million for 2000. Included in the cash provided by investing activities for the six months ended June 30, 2001, was $6.8 million in proceeds related to the disposition of the Company's entire working interests and related leasehold rights in the San Juan Basin.

Carbon's primary cash requirements will be to finance development and exploration expenditures, finance acquisitions, repay debt, and for general working capital needs. Future cash flow is subject to a number of variables including the level of production and oil and natural gas prices and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken. In January 2001, Carbon closed the sale of its entire working interests and related leasehold rights in the San Juan Basin. The proceeds from the sale after adjustments were $6.8 million. The Company anticipates that capital expenditures, exclusive of acquisitions (if any) or divestitures will approximate $22.0 million in 2001. Carbon believes that available borrowings under its credit agreements, the proceeds from the sale of San Juan properties, projected operating cash flows and cash on hand will be sufficient to cover its working capital, capital expenditures, planned development activities and debt service requirements for the next 12 months. If necessary, Carbon will explore outside funding opportunities including equity or additional debt financings for use in expanding Carbon's operations or in consummating any significant acquisition. Carbon does not know however, whether any financing can be accomplished on terms that are acceptable to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for under the purchase method initiated before but completed after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's financial position or results of oeprations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and applies to all goodwill and other intangibles recognized in the financial statements at that date. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial position or results of operations.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company has risk exposure to interest rate volatility on its outstanding debt. The sensitivity analysis that follows presents the change in the fair value of these instruments and changes in the Company's earnings and cash flows assuming an immediate one percent change in floating interest rates. As the Company presently has only floating rate debt, interest rate changes would not affect the fair value of these floating rate instruments but would impact future earnings and cash flows, assuming all other factors are held constant. The carrying amount of the Company's floating rate debt approximates its fair value. At June 30, 2001, the Company had $10.3 million of floating rate debt through its facility with Wells Fargo Bank West and $2.3 million through its facility with CIBC. Assuming constant debt levels, earnings and cash flow impacts for the next twelve month period from June 30, 2001 due to a one percent change in interest rates would be approximately $103,000 before taxes for the facility with Wells Fargo Bank West and $23,000 before taxes for the facility with the CIBC.

FOREIGN CURRENCY RISK

The Canadian dollar is the functional currency of CEC and is subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. The Company has not entered into any foreign currency forward contracts or other similar financial investments to manage this risk.

COMMODITY PRICE RISK

Oil and gas commodity markets are influenced by global as well as regional supply and demand. Worldwide political events can also impact commodity prices. The Company from time to time uses certain financial instruments in an attempt to reduce exposure to the market fluctuations in the price of oil and natural gas. The Company's general strategy is to hedge price and location risk of a portion of the Company's production with swap, collar, futures, and floor and ceiling arrangements as described in Note 2 to the financial statements. The Company generally enters into hedges for delivery into one of several pipelines located near producing regions of the Company. Pursuant to Company guidelines, the Company is to engage in these activities only as a hedging mechanism. The Company has a Risk Management Committee to administer its production hedging program and approve all production hedging transactions. Gains or losses from financial instruments that qualify for hedge accounting treatment are recognized as an adjustment to sales revenue when the transactions being hedged are finalized. Gains or losses from financial instruments that do not qualify for hedge accounting treatment are recognized currently as other income or expense. The cash flows from such agreements are included in operating activities in the consolidated statements of cash flows.

The table below sets forth BFC's and CEC's derivative financial instrument positions that qualify for hedge accounting treatment on its natural gas production as of June 30, 2001.

Futures and Swaps:


                      BFC Contracts                                                 CEC Contracts
--------------------------------------------------------        ----------------------------------------------------
                           Weighted        Derivative                                  Weighted       Derivative
                            Average          Asset/                                     Average          Asset/
                          Fixed Price     (Liability)                                 Fixed Price     (Liability)
Year        MMBtu          per MMBtu      (thousands)          Year       MMBtu        per MMBtu      (thousands)
----       -------        -----------     -----------          ----      -------      -----------     -----------
2001       370,000         $ 2.18          $ (786)             2001      158,000       $  2.29          $   (25)


Collars:


                             CEC Contracts
----------------------------------------------------------------------------
                                                               Derivative
                               Average          Average          Asset/
                                Floor           Ceiling        (Liability)
   Year          MMBtu        per MMBtu        per MMBtu       (thousands)
---------       ---------     ---------        ---------       -----------
   2001          123,000       $   4.45        $   5.62        $   171


With the adoption of SFAS No. 133 on January 1, 2001, the Company has a derivative contract that no longer qualifies for hedge accounting treatment. The table below sets forth the position of this contract as of June 30, 2001.

Swaps:

                        BFC Contracts
-------------------------------------------------------------
                                  Weighted       Derivative
                                  Average          Asset/
                                Fixed Price     (Liability)
    Year           MMBtu         per MMBtu      (thousands)
----------       --------       -----------     -----------
    2001          246,000       $   2.04        $   (167)

During the first six months of 2001, the Company entered into Permian Basin basis swap contracts that do not qualify for hedge accounting treatment. The value of these contracts were $67,000 as of June 30, 2001. At June 30, 2001, basis swaps covering 290,000 MMBtu were outstanding and expire on or before October 31, 2001.

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

                           PART II - OTHER INFORMATION

ITEM 1-3 Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 14, 2001, the Company held its 2001 Annual Meeting of Shareholders. At that meeting, the six existing directors were nominated and re-elected as directors of the Company. These six persons constitute all members of the Board of Directors of the Company. These directors and the votes for and withheld for each of them were as follows:

                                           For        Withheld     Broker Non-Votes
                                        --------      --------     ----------------
               Patrick R. McDonald      6,042,052         0              21,467
               Cortlandt S. Dietler     6,042,052         0              21,467
               David H. Kennedy         6,042,052         0              21,467
               Bryan H. Lawrence        6,042,052         0              21,467
               Peter A. Leidel          6,042,052         0              21,467
               Harry A. Trueblood, Jr.  6,042,052         0              21,467

In addition, at the 2001 Annual Meeting, the Company's shareholders ratified the selection of Arthur Andersen LLP as independent auditors for 2001. The votes at the 2001 Annual Meeting with respect to this ratification were as follows:

               For       Against       Abstained         Broker Non-Votes
            --------     -------       ---------         ----------------
            6,011,986    12,361            65                 21,467


ITEM 5.  Not applicable

ITEM 6.    (a)  Exhibits

           10.1 - Credit agreement dated as of May 18, 2001 between CEC Resources Ltd. and Canadian Imperial Bank of Commerce *

           (b) No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 2001.

                  *Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CARBON ENERGY CORPORATION
                                        Registrant

Date: August 14, 2001               By /s/  Patrick R. McDonald
                                    -------------------------------------
                                    President and Chief Executive Officer

Date: August 14, 2001               By /s/  Kevin D. Struzeski
                                    -------------------------------------
                                    Treasurer and
                                    Chief Financial Officer