Form 10-K405
period 2001-12-31
CARBON ENERGY CORP
filed 2002-04-01
CIK 1096019

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001

Commission File Number 1-15639

CARBON ENERGY CORPORATION
(Exact name of Registrant as specified in its Charter)

Colorado (State of Incorporation)	84-1515097 (I.R.S. Employer Identification No.)
1700 Broadway, Suite 1150 Denver, Colorado (Address of principal executive offices)	80290 (Zip Code)

Registrants telephone number, including area code:
 (303) 863-1555

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock, (no par value)	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock excluding shares held by persons who may be considered affiliates of the registrant as of March 22, 2002 is $9,286,612.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 22, 2002.

Class	Outstanding at March 22, 2002
Common Stock, no par value	6,127,925 shares

The Company's Proxy Statement for the 2002 Annual Meeting of Shareholders
is incorporated by Reference into Part III

PART I

ITEM 1. BUSINESS

GENERAL

        Carbon Energy Corporation (the Company or Carbon) was incorporated on September 14, 1999 under the Colorado Business Corporation Act. The Company's business is comprised of the assets and properties of Bonneville Fuels Corporation (BFC), which conducts the Company's operations in the United States and the assets and properties of CEC Resources Ltd. (CEC), which conducts the Company's operations in Canada. As the parent company, Carbon provides management services to BFC and CEC.

        Carbon is an independent oil and gas company engaged in the exploration, development and production of natural gas and crude oil in the United States and Canada. The Company's core areas in the United States include the Piceance Basin in Colorado, the Uintah Basin in Utah, the Permian Basin in New Mexico and Texas and Southwest Kansas. The Company's core areas in Canada include the Carbon Field area of Central Alberta and Southeast Saskatchewan.

        All amounts are presented in U.S. dollars unless otherwise noted.

        At December 31, 2001, the Company had 59.0 billion cubic feet of natural gas equivalent ("Bcfe" where one barrel of oil is equivalent to six thousand cubic feet of gas) proved reserves compared to 56.8 Bcfe at December 31, 2000. The Company's estimated reserves at December 31, 2000 included volumes attributable to Carbon's working interests in 40 natural gas wells located in the Kutz Field, San Juan County, New Mexico. The Kutz property was sold January 5, 2001. The proved reserves for the Kutz property were estimated to be 38,000 barrels of oil and 5.6 Bcf of natural gas (5.8 Bcfe) and at December 31, 2000 had an estimated pretax present value, discounted at 10% of $24 million. After adjusting for this property sale, proved reserves at December 31, 2001 increased by 8.0 Bcfe or 16% compared to December 31, 2000. Net proved natural gas reserves totaled 53.9 Bcf of gas at December 31, 2001 compared to 45.4 Bcf at year end 2000, an increase of 8.5 Bcf or 19%. Crude oil and natural gas liquids at December 31, 2001 totaled 851,000 barrels compared to 930,000 barrels at year end 2000, a decrease of 79,000 barrels or 8%. Of these proved reserves, approximately 91% on a Mcfe basis are gas and approximately 82% are categorized as proved developed. At December 31, 2001, the pretax net present value of the reserves using year end prices and costs held constant and discounted at 10% was $55.8 million.

        At December 31, 2001, Carbon's U.S. exploration and production operations were comprised of working interests in 260 producing oil and gas wells. Carbon operates 151 of these wells. The Company had an interest in over 166,000 net acres of oil and gas leases primarily located in the Piceance Basin of Colorado, the Uintah Basin of Utah, the Permian Basin of New Mexico and Southwest Kansas. During 2001, BFC produced 2.8 Bcf of gas and 81,100 barrels of oil and natural gas liquids, amounting to 3.3 Bcfe or an average of 9.0 MMcfe per day. The addition of 7.1 Bcfe to Carbon's net proved reserves resulted in a reserve replacement of 316% of the Company's 2001 production in the United States.

        At December 31, 2001, Carbon's Canadian exploration and production operations were comprised of working interests in 75 producing oil and natural gas wells located in Alberta and Saskatchewan. Carbon operates 39 of these wells. The Company had an interest in over 36,000 net acres of oil and gas leases. During 2001, CEC produced 2.4 Bcf of gas and 58,600 barrels of oil and natural gas liquids, amounting to 2.8 Bcfe or an average of 7.6 MMcfe per day. The addition of .9 Bcfe to Carbon's net proved reserves resulted in a reserve replacement of 131% of the Company's 2001 production in Canada.

        For information regarding Carbon's geographic segments, see Note 7 to the Consolidated Financial Statements.

        BFC was acquired by the Company on October 29, 1999 in a stock purchase. On August 11, 1999, CEC entered into a stock purchase agreement with Bonneville Pacific Corporation (BPC), parent company of BFC, which provided for the purchase by CEC from BPC of all outstanding shares of BFC for $23.9 million in cash and the assumption of certain liabilities, subject to certain adjustments. Rights and obligations of CEC under the stock purchase agreement were assigned to Carbon. The purchase of BFC stock under the stock purchase agreement was completed by Carbon rather than CEC. Yorktown Energy Partners III, LP (Yorktown) purchased 4,500,000 shares of Carbon for $24.8 million. The funds from this purchase were used to acquire the BFC shares under the stock purchase agreement and to pay expenses incurred in connection with the purchase and related transactions. The total cash purchase price after adjustments for BFC was $23.5 million.

        On January 21, 2000, Carbon commenced an exchange offer for shares of CEC. In the exchange offer, Carbon offered to exchange one share of Carbon stock for each share of CEC stock. On February 18, 2000, the Company completed its offer to exchange Carbon shares for shares of CEC. Of the 1.5 million outstanding shares of CEC, over 97% of the shares were exchanged. Carbon began trading its shares on the American Stock Exchange on February 24, 2000 under the trading symbol CRB. On February 28, 2000, at the request of CEC, the Securities and Exchange Commission (SEC) approved the delisting of CEC's common stock from the American Stock Exchange.

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

BUSINESS STRATEGY

        The Company's objective is to build shareholder value through consistent growth in reserves and production and to increase net asset value, cash flow, and earnings per share. Our business strategy is to grow through the exploration and development of oil and gas properties, by the acquisition of complementary properties and through the optimization of gathering, compression and processing facilities. In addition we will seek opportunities to acquire additional leases and drilling opportunities based on internally generated geological and engineering concepts. Management believes that the Company's existing infrastructure and its acreage position in the Piceance Basin in Colorado and the Uintah Basin in Utah and the Carbon and Rowley areas of Alberta, Canada provide the Company with an excellent opportunity to achieve its objectives. The Company will also pursue property acquisition opportunities in its areas of operations.

EMPLOYEES AND OFFICES

        As of December 31, 2001, the Company had 27 employees located in Denver, Colorado and nine in Calgary, Alberta. None of these employees are represented by a labor union. The Company's executive offices are located at 1700 Broadway, Suite 1150, Denver, Colorado 80290, and its telephone number is (303) 863-1555.

ITEM 2. PROPERTIES

United States

        Piceance and Uintah Basins—At December 31, 2001, Carbon owned working interests in 145 (125.6 net) producing wells in the Piceance Basin of Colorado and Uintah Basin of Utah. Carbon operates 128 of these wells. For the year ended December 31, 2001, the Company participated in the drilling of 19 wells (14.7 net), of which 18 (13.7 net) were completed as natural gas wells. The Company has leasehold rights in approximately 160,000 gross and 135,000 net acres of which approximately 122,000 gross and 103,000 net acres are undeveloped and approximately 86,000 gross and 68,000 net acres are held by production. Carbon's focus in the United States during 2002 is to continue the development of its natural gas properties in the Rocky Mountains, with emphasis on the Piceance and Uintah Basins.

        Permian Basin—At December 31, 2001, Carbon owned working interests in 94 (23.0 net) producing wells in the Permian Basin of New Mexico and Texas. Carbon operates 18 of these wells. For the year ended December 31, 2001, the Company participated in the drilling of 14 wells (5.6 net), of which four (1.1 net) were completed as natural gas wells and nine (4.0 net) were completed as oil wells. The Company has leasehold rights in approximately 26,000 gross and 9,000 net acres of which approximately 9,000 gross and 4,000 net acres are undeveloped and approximately 8,000 gross and 3,000 net acres are held by production.

        Southwest Kansas—At December 31, 2001, Carbon owned working interests in 20 (7.1 net) producing wells in Southwest Kansas. Carbon operates four of these wells. For the year ended December 31, 2001, the Company did not participate in any drilling activities in this area. The Company has leasehold rights in approximately 15,000 gross and 10,000 net acres of which approximately 11,000 gross and 8,000 net acres are undeveloped.

        Montana—At December 31, 2001, Carbon owned a working interest and operated one (1.0 net) producing well in Montana. For the year ended December 31, 2001, the Company participated in the drilling of two wells (2.0 net), of which one (1.0 net) was completed as an oil well. The Company has leasehold rights in approximately 10,000 gross and net acres of which approximately 10,000 gross and net acres are undeveloped.

        San Juan Basin—In January 2001, the Company closed the sale of its entire working interest and related leasehold rights in the San Juan Basin of New Mexico, receiving net proceeds of approximately $6.8 million. The proceeds were used to repay amounts outstanding under the Company's credit facilities and to finance the Company's exploration and development program.

Canada

        Alberta—At December 31, 2001, Carbon owned working interests in 66 (43.3 net) producing wells primarily in the Carbon and Rowley areas of Alberta. Carbon operates 39 of these wells. For the year ended December 31, 2001, the Company participated in the drilling of eleven wells (10.5 net), all of which were completed as gas wells. The Company has leasehold rights in approximately 57,000 gross and 36,000 net acres of which approximately 21,000 gross and 16,000 net acres are undeveloped. Carbon's focus in Canada during 2002 is to continue the development of its natural gas properties in Central Alberta, with emphasis on the Carbon and Rowley areas.

        Saskatchewan—At December 31, 2001, Carbon owned non-operating working interests in nine (2.8 net) producing wells in Southeast Saskatchewan. For the year ended December 31, 2001, the Company did not participate in any drilling activities in this area. The Company has leasehold rights in approximately 2,000 gross and 500 net acres of which approximately 160 gross and 40 net acres are undeveloped.

RESERVES

        The table below sets forth the Company's estimated quantities of historical proved reserves after royalty burdens and the present values attributable to those reserves as of December 31, 2001, 2000 and 1999. The estimates for the Company's reserves in the United States were prepared by Ryder Scott Company, an independent reservoir engineering firm. The estimates for the Company's reserves in Canada were prepared by Sproule Associates Limited, independent geological and petroleum engineering consultants. Additional information regarding the Company's proved and proved developed oil and gas reserves and the standardized measure of discounted net cash flow and changes therein are described in Note 11 to the Consolidated Financial Statements.

	United States			Canada(1)
	2001	2000	1999	2001	2000
	(dollars in thousands, except price data)
Estimated proved reserves
Natural gas (MMcf)	33,992	32,100	31,012	19,868	18,867
Oil and liquids (MBbl)	412	507	228	439	461
Total MMcfe	36,464	35,142	32,380	22,502	21,633
Proved developed reserves (MMcfe)(2)	31,355	28,714	27,504	16,822	18,659
Natural gas price as of December 31 ($/Mcf)	$2.25	$9.76	$2.05	$2.30	$9.00
Oil and liquids price as of December 31 ($/Bbl)	18.45	25.50	24.41	13.02	21.73
Present value of estimated future net revenues before future income taxes, discounted at 10%	$31,107	$153,528	$25,894	$24,684	$111,461

(1)
Canadian reserves are presented only for December 31, 2001 and 2000 as the Company acquired CEC in February 2000.

(2)
Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

        The estimate of net proved reserves at December 31, 2000 included volumes attributable to the Company's working interest in 40 natural gas wells located in the San Juan Basin of New Mexico. These properties were sold in January 2001. The proved reserves for these properties were estimated to be 38,000 barrels of oil and 5.6 Bcf of natural gas. The pretax net present value of these reserves using year end 2000 prices and costs held constant and discounted at 10% was $24.0 million.

        In accordance with applicable requirements of the SEC, estimates of the Company's future net revenues are determined using sale prices estimated to be in effect as of the date of the reserve estimates and are held constant throughout the life of the properties (except to the extent provided by contractual arrangements in existence at year end). Also in accordance with the applicable SEC guidelines, future production costs are held constant at the level observed at the date of the reserve estimate. Declines in the price of oil or gas decrease reserve values by lowering the future net revenues attributable to the reserves and may also reduce the quantities of reserves that are recoverable on an economic basis. Price increases may have the opposite effect. A significant decline in prices of natural gas or oil could have a material adverse effect on the Company's financial condition and results of operations. Prices received for future production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of the estimates.

        There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. Oil and gas reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way, and estimates of other engineers might differ materially from those shown above. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretations and judgment. Results of drilling, testing and production may justify revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and natural gas that are ultimately recovered. The meaningfulness of such estimates depends primarily on the accuracy of the assumptions upon which they were based. In general, the volume of production from Carbon's oil and gas properties decline as reserves of oil and gas are depleted. Except to the extent the Company acquires additional properties containing proved reserves or conducts successful exploration and development activities or both, the proved reserves of the Company will decline as reserves are produced. Reserves generated from future activities of the Company are highly dependent upon the level of success in acquiring or discovering additional reserves and the costs incurred in doing so.

        Since January 1, 2001, the Company has filed the Department of Energy Form EIA-23, "Annual Survey of Domestic Oil and Gas Reserves," as required by operators of oil and gas properties in the United States. There are differences between the reserves as reported on Form EIA-23 and reserves as reported herein. Form EIA-23 requires that operators report on total proved reserves for operated wells only and that reported reserves be reported on a gross basis rather than on a net basis.

PRODUCTION

        The following table sets forth information regarding net oil and natural gas production, average sales prices and other production information. Average sales prices for natural gas, oil and liquids are inclusive of hedging gains and losses for the years ended December 31, 2001, 2000 and 1999.

	United States(1)			Canada(2)
	2001	2000	1999	2001	2000
Quantities produced and sold
Natural gas (MMcf)	2,810	3,374	4,074	2,419	1,312
Oil and liquids (Bbl)	81,091	69,394	64,698	58,615	39,662
Total MMcfe(3)	3,297	3,790	4,462	2,771	1,550
Average sales price
Natural gas ($/Mcf)	$2.94	$2.80	$2.07	$4.05	$3.41
Oil and liquids ($/Bbl)	25.49	23.03	17.44	21.76	22.65
Average production (lifting) costs ($/Mcfe)	$0.50	$0.42	$0.34	$0.58	$0.51

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

PRODUCTIVE WELLS

        The following table sets forth information regarding the number of productive wells in which the Company held a working interest at December 31, 2001.

	Productive Wells(1)
	Gas Wells		Oil Wells
	Gross(2)	Net(3)	Gross	Net
United States
Permian Basin	62	12.4	32	10.6
Piceance/Uintah Basins	142	122.6	3	3.0
Southwest Kansas	12	4.2	8	2.9
Montana	—	—	1	1.0

Total	216	139.2	44	17.5

Canada
Alberta	66	43.3	—	—
Saskatchewan	—	—	9	2.8

Total	66	43.3	9	2.8

United States and Canada	282	182.5	53	20.3

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

DRILLING ACTIVITY

        The Company engages in exploratory and developmental drilling on its own and in association with other oil and gas companies. The following table sets forth the wells drilled for the years ended December 31, 2001, 2000 and 1999.

	United States(1)			Canada(2)
	2001	2000	1999	2001	2000
Gross wells(3)
Development
Natural gas	6	—	3	11	8
Oil	7	6	2	—	—
Non-productive(4)	—	—	—	—	—

Total	13	6	5	11	8

Exploratory
Natural gas	16	—	7	—	—
Oil	3	4	—	—	—
Non-productive	3	5	1	—	—

Total	22	9	8	—	—

Net wells(5)
Development
Natural gas	4.7	—	1.8	10.5	4.9
Oil	2.5	0.4	0.1	—	—
Non-productive	—	—	—	—	—

Total	7.2	0.4	1.9	10.5	4.9

Exploratory
Natural gas	10.1	—	4.2	—	—
Oil	2.5	2.5	—	—	—
Non-productive	2.5	3.8	1.0	—	—

Total	15.1	6.3	5.2	—	—

(1)
For 1999, the results represent the combined activities of the Company for November and December 1999 and Carbon's predecessor, BFC for the period January through October 1999.

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

        At December 31, 2001, the Company was participating in the drilling of three gross (2.0 net) wells in Canada.

DEVELOPED AND UNDEVELOPED ACREAGE

        The following table sets forth the leasehold acreage held by the Company at December 31, 2001.

	Developed Acreage(1)		Undeveloped Acreage(2)
	Gross(3)	Net(4)	Gross	Net
United States
Permian Basin	17,361	4,712	8,950	3,923
Piceance and Uintah Basins	38,048	32,551	121,730	102,501
Southwest Kansas	4,280	1,739	10,790	8,400
Montana	40	40	10,240	10,240
Wyoming	2,354	1,177	1,560	780

Total	62,083	40,219	153,270	125,844

Canada
Alberta	35,680	20,423	21,190	15,629
Saskatchewan	1,520	432	160	40

Total	37,200	20,855	21,350	15,669

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

MARKETING

        The Company sells all of its natural gas, oil and natural gas liquids production from wells that it operates. The Company's oil and natural gas production is generally sold to end users, marketers, refineries and other purchasers.

        The Company generally enters into short-term gas sales contracts for the sale of natural gas from its properties. As of December 31, 2001, the Company did not have any commitments to natural gas sales contracts that had fixed prices or price ceilings. The Company is typically paid on an index basis, net of transportation charges incurred by the buyer. As of December 31, 2001, the Company has entered into various natural gas transportation agreements in Canada. The Company typically assigns these transportation agreements to a buyer of the Company's production during the term of the natural gas sales contract between the Company and the buyer. The rights and obligations under these transportation agreements will revert back to the Company upon expiration of the natural gas sales contracts.

        In the United States, oil is typically sold under contracts extending up to a year at prices based upon fluctuating monthly market postings, which generally approximates the price of West Texas Intermediate crude oil adjusted to reflect transportation costs and quality. In Canada, oil and natural gas liquids are typically sold under short-term contracts at market prices based upon posted prices at Alberta and Saskatchewan adjusted to reflect transportation costs and quality.

        For information regarding major purchasers of the Company's oil and natural gas, see Note 8 to the Consolidated Financial Statements.

COMPETITION

        The oil and natural gas industry is highly competitive. The Company encounters competition from other oil and natural gas companies including major oil companies, other independent oil and natural gas concerns and individual producers and operators for the acquisition of producing properties and exploration and development prospects. The Company also competes with other oil and natural gas companies in attempting to secure drilling rigs and other equipment necessary for drilling and completion of wells. The Company competes with a large number of companies having substantially larger technical staffs and greater financial and operational resources. The ability of the Company to increase reserves in the future will be dependent on its ability to generate successful prospects on its existing lands, to acquire producing properties and to acquire additional leases and prospects for future development and exploration.

TITLE TO PROPERTIES

        Title to the Company's properties is subject to royalty, overriding royalty, carried, net profits, working and similar interests customary in the oil and gas industry. The Company's properties may also be subject to liens incident to operating agreements, as well as other customary encumbrances, easements and restrictions and for current taxes not yet due. For acquisitions of properties, the Company will conduct a title examination on all material properties. Prior to the commencement of drilling operations, a title examination and, if necessary, curative work will be performed. The methods of title examination adopted by the Company are reasonable in the opinion of management and are designed to insure that production from its properties, if obtained, will be salable for the account of the Company.

GOVERNMENT REGULATION

United States

        The Company's United States operations are regulated at the federal, state and local levels. Natural gas and oil exploration, development, production and marketing activities are subject to various laws and regulations which may be periodically changed for a variety of political, economical and other reasons.

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

        The provinces in which the Company operates have legislation and regulation which govern land tenure, royalties, production rates and environmental protection. The royalty regime in the provinces in which the Company operates is a significant factor in the profitability of the Company's production. Crown royalties are determined by government regulation and are typically calculated as a percentage of the value of production. The value of the production and the rate of royalties payable depends on prescribed reference prices, well productivity, geographical location and the type or quality of the product produced.

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

ENVIRONMENTAL REGULATION

United States

        The Company, as a lessee and operator of natural gas and oil properties, is subject to various federal, state and local laws and regulations in the United States that provide for restriction and prohibition on releases or emissions of various substances produced in association with certain oil and gas industry operations which can affect the location of wells and facilities and can determine the extent to which exploration and development is permitted. In addition, legislation requires that well and facility sites and access be abandoned and reclaimed to the satisfaction of federal or state authorities, as applicable. These laws and regulations may, among other things, impose liability and penalties on the lessee for the cost of pollution cleanup resulting from operations, subject the lessee to liability for pollution damages, require suspension or cessation of operations in affected areas, and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate ground water.

        The Company has made, and will continue to make, expenditures in its efforts to comply with environmental regulations. The Company believes it is in compliance with applicable environmental laws and regulations in effect and that continued compliance with existing requirements will not have a material adverse impact on the Company. The Company has not been notified of, nor has any knowledge of any existing or pending environmental claims. Changes in existing environmental laws or the adoption of new environmental laws could have the potential to adversely affect the Company's operations. In connection with the Company's acquisition of BFC, environmental assessments of BFC's oil and gas properties were performed. No material noncompliance or clean-up liabilities requiring action were discovered. However, environmental assessments were performed on only a percentage of the Company's properties according to the value of the properties established at the time of acquisition. The Company believes that it is reasonably likely that the trend in environmental legislation and regulation will continue toward stricter standards. No assurance can be given as to future capital expenditures which may be required for compliance with prospective environmental regulations.

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

ITEM 3. LEGAL PROCEEDINGS

        Neither the Company nor its subsidiaries are engaged in any material legal proceedings.

        The Company was the plaintiff in Bonneville Fuels Corporation vs. Williams Production RMT Company, brought in District Court of Garfield County, Colorado. Bonneville claimed oil and gas leasehold interests reserved pursuant to an assignment between Bonneville and a third party, subsequently acquired by Williams Production RMT Company. Bonneville also sought damages for breach of the operating agreement governing the lands in question. On March 7, 2002, the Court denied Bonneville's claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        On February 24, 2000, Carbon Energy shares began trading on the American Stock Exchange under the trading symbol CRB. The Company's equity securities consist of common stock with no par value. The range of the high and low closing prices for each quarterly period since the Company's common stock has traded is as follows:

Quarter Ended	High	Low
March 31, 2001	$8.80	$6.81
June 30, 2001	12.31	8.80
September 30, 2001	9.90	8.20
December 31, 2001	9.59	8.60
March 31, 2000	$6.50	$5.88
June 30, 2000	5.88	5.50
September 30, 2000	6.56	5.50
December 31, 2000	6.75	5.63

        On March 22, 2002, the closing price of the common stock was $8.40. There were approximately 40 holders of record of the common stock and 6.1 million shares outstanding.

        The Company has not paid dividends on its common stock since inception and does not anticipate doing so in the future. Future payments of dividends, if any, will depend on the Company's earnings, capital requirements, loan restrictions, financial condition and other relevant factors. There is no assurance that the Company will ever pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

        The table below sets forth selected historical financial and operating data for Carbon and its predecessor, BFC, as of or for each of the years in the five-year period ended December 31, 2001. For 1999, the table presents the activities of the Company for November and December 1999 (the Company's operating activities prior to November 1, 1999 were minimal) and Carbon's predecessor, BFC, for the period January through October 1999, and a pro forma presentation for the combined operating and cash flow data for the year ended December 31, 1999. The twelve month figures as of or for the years ended December 31, 1997 and 1998 are for Carbon's predecessor, BFC. Future results may differ substantially from historical results because of changes in oil and natural gas prices, production increases or declines and other factors. This information should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," presented elsewhere herein. Please see Note 7 and Note 12 to the Consolidated Financial Statements for information on geographic segments and quarterly data for 2001 and 2000.

				As of or for the Two Months Ended December 31, 1999	As of or for the Ten Months Ended October 31, 1999
	As of or for the Year Ended December 31		Pro Forma for the Year Ended December 31, 1999			As of or for the Year Ended December 31
	2001	2000				1998	1997
	(dollars in thousands, except per share data)
Operating Data:
Revenues	$21,955	$16,603	$10,299	$1,775	$8,524	$7,281	$7,489
Net earnings (loss)	1,573	1,456	147	(491)	638	(2,191)	732
Earnings (loss) per share:
Basic	$0.26	$0.25	n/a	$(0.12)	n/a	n/a	n/a
Diluted	0.25	0.25	n/a	(0.12)	n/a	n/a	n/a
Cash Flow Data:
Cash provided by (used in) operating activities	$14,232	$3,755	$(713)	$999	$(1,712)	$4,696	$3,193
Cash used in investing activities	(17,297)	(8,266)	(28,841)	(24,110)	(4,731)	(5,948)	(4,442)
Cash provided by financing activities	3,089	3,526	28,056	24,106	3,950	3,450	1,019
EBITDA(1)	10,734	8,763	3,483	239	3,244	1,816	3,348
Balance Sheet Data:
Total assets	$62,368	$62,480	n/a	$39,298	$22,912	$22,840	$16,054
Working capital	(5,051)	(267)	n/a	232	1,954	562	1,491
Long-term debt	17,870	15,082	n/a	9,100	9,800	5,850	2,400
Stockholders' equity	33,854	32,235	n/a	24,315	9,701	9,063	9,591

(1)
EBITDA (as used herein) is defined as net income (loss) before interest expense, income taxes, depletion, depreciation and amortization, and impairment of oil and gas properties. While EBITDA should not be considered in isolation or as a substitute for net income (loss), operating income (loss), cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles or as an indicator of a company's financial performance, the Company believes that it provides additional information with respect to its ability to meet its future debt service, capital expenditures and working capital requirements. When evaluating EBITDA, readers should consider, among other factors, (i) increasing or decreasing trends in EBITDA, (ii) whether EBITDA has remained at positive levels historically and (iii) how EBITDA compares to levels of interest expense. Because EBITDA excludes some, but not all, items that affect net income and may vary among companies, the EBITDA presented above may not be comparable to similarly titled measures of other companies. While the Company believes that EBITDA may provide additional information with respect to its ability to meet its future debt service, capital expenditures and working capital requirements, certain functional or legal requirements of its business may require it to utilize its available funds for other purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The financial statements and related notes thereto included elsewhere herein are those of the Company and its predecessor, BFC. The following discussion should be read in conjunction with the financial statements and notes thereto.

RESULTS OF OPERATIONS—COMPARISON OF 2001 RESULTS TO 2000

        The following table and the discussion that follows present comparative revenue, sales volumes, average sales prices, expenses and the percentage change between periods for the years ended December 31, 2001 and 2000. The Company's Canadian operations were established in February 2000 through an exchange offer of Carbon shares for shares of CEC. The results for the Company's Canadian operations for 2000 in the following table are pro forma to reflect the acquisition of CEC as if it had occurred on January 1, 2000. No other adjustments from reported net income were made in the preparation of this schedule.

	United States For the Year Ended December 31,			Canada For the Year Ended December 31,
	2001	2000	Change	2001	2000	Change
	(Dollars in thousands, except prices and per Mcfe information)			(Dollars in thousands, except prices and per Mcfe information)
Revenues:
Oil and gas revenues	$10,341	$11,054	-6%	$11,080	$5,945	86%
Marketing and other, net	532	245	117%	2	(70)	n/a

Total revenues	10,873	11,299	-4%	11,082	5,875	89%
Daily sales volumes:
Natural gas (MMcf)	7.7	9.2	-16%	6.6	4.0	65%
Oil and liquids (Bbl)	222	190	17%	161	122	32%
Equivalents production (MMcfe 6:1)	9.0	10.3	-13%	7.6	4.7	62%
Average price realized:
Natural gas (Mcf)	$2.94	$2.80	5%	$4.05	$3.34	21%
Oil and liquids (Bbl)	25.49	23.03	11%	21.76	23.33	-7%
Direct lifting costs	$1,654	$1,602	3%	$1,612	$873	85%
Average direct lifting costs/Mcfe	0.50	0.42	19%	0.58	0.50	16%
Other production costs	1,901	2,172	-12%	14	—	n/a
General and administrative, net	2,767	1,989	39%	1,736	1,373	26%
Depreciation, depletion and amortization	3,536	4,042	-13%	2,698	1,698	59%
Interest expense, net	653	917	-29%	183	208	-12%
Income tax provision	135	44	207%	1,956	681	187%

        Revenues for oil and gas sales of BFC for the year ended December 31, 2001 were $10.3 million, a 6% decrease from 2000. The decrease was due primarily to decreased natural gas sales and natural production declines in all operating areas partially offset by increased oil production and increased oil and gas prices.

        Revenues for oil, liquids and gas sales of CEC for the year ended December 31, 2001 were $11.1 million, an increase of 86% from 2000. The increase was due primarily to increased oil, liquids and gas production and higher gas prices.

        BFC's average production for the year ended December 31, 2001 was 222 barrels of oil per day and 7.7 million cubic feet (MMcf) of gas per day, a decrease of 13% from 2000 on a Mcf equivalent (Mcfe) basis where one barrel of oil is equal to six Mcf of gas. In January 2001, the Company divested its entire working interests and related leasehold rights in the San Juan Basin. Exclusive of this disposition, the Company would have increased its production for the year ended December 31, 2001 compared to 2000 by 4% on an Mcfe basis. The increase in production was due to successful drilling activities conducted during 2001 in the Piceance and Permian Basins, offset by natural production declines in all operating areas. For the year ended December 31, 2001, the Company participated in the drilling of 35 gross and 22.3 net wells compared to 15 gross and 6.7 net wells during 2000.

        CEC's average production for the year ended December 31, 2001 was 161 barrels of oil and liquids per day and 6.6 MMcf of gas per day, an increase of 62% from 2000 on an Mcfe basis. The increase was due primarily to successful drilling and recompletion activities in the Carbon and Rowley areas of Central Alberta. For the year ended December 31, 2001, the Company participated in the drilling of 11 gross and 10.5 net wells compared to eight gross and 4.9 net wells in 2000.

        Average oil prices realized by BFC increased 11% from $23.03 per barrel for the year ended December 31, 2000 to $25.49 for 2001. The average oil price includes hedge gains of $25,000 for the year ended December 31, 2001 compared to hedge losses of $414,000 for 2000. Average natural gas prices realized by BFC increased 5% from $2.80 per Mcf for the year ended December 31, 2000 to $2.94 per Mcf for 2001. The average natural gas price includes hedge losses of $1.5 million for the year ended December 31, 2001 compared to hedge losses of $2.6 million for 2000.

        Average oil and liquids prices realized by CEC decreased 7% from $23.33 per barrel for the year ended December 31, 2000 to $21.76 for 2001. The average oil and liquids price includes hedge gains of $33,000 for the year ended December 31, 2001 compared to hedge losses of $186,000 for 2000. Average natural gas prices realized by CEC increased 21% from $3.34 per Mcf for the year ended December 31, 2000 to $4.05 for 2001. The average natural gas price includes hedge losses of $571,000 for the year ended December 31, 2001 compared to hedge losses of $987,000 for 2000.

        Net marketing and other revenues for BFC increased 117% from $245,000 for the year ended December 31, 2000 to $532,000 for 2001. This increase was primarily due to mark-to-market gains of $1.2 million on a derivative contract that did not qualify for hedge accounting treatment under provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In conjunction with the adoption of SFAS No. 133, on January 1, 2001, the Company recorded a derivative loss (net of tax) of $1.5 million as the cumulative effect of a change in accounting principle related to this derivative contract. For additional information see Note 1 to the Consolidated Financial Statements. The increase in the mark-to-market gains of $1.2 million was partially offset by a $625,000 write off of an outstanding account receivable related to sales of the Company's gas production. The counterparty to this sales transaction has filed for Chapter 11 bankruptcy protection and the Company is currently pursuing its available options regarding collection of this account. In addition, during the fourth quarter of 2001, the Company wrote off all outstanding oil and gas hedges with Enron North America (Enron). The write off reduced before tax earnings by $328,000, consisting of $82,000 related to oil and gas hedge contracts that had settled prior to Enron's Chapter 11 filing and $246,000 related to contracts that would have settled in 2002. The Company expects to reclassify as an increase to earnings $246,000 ($153,000 after tax) of net unrealized hedging gains related to these Enron positions from other comprehensive income during the next twelve months.

        Direct lifting costs incurred by BFC were $1.7 million or $.50 per Mcfe for the year ended December 31, 2001 compared to $1.6 million or $.42 per Mcfe for 2000. The per Mcfe increase was primarily due to well and equipment repairs in the Permian and Piceance Basins performed in 2001.

        Other production costs incurred by BFC consisting primarily of severance taxes and production overhead were $1.9 million for the year ended December 31, 2001 compared to $2.2 million for 2000. The decrease was primarily due to lower severance taxes due to declines in gas production.

        Direct lifting costs incurred by CEC were $1.6 million or $.58 per Mcfe for the year ended December 31, 2001 compared to $873,000 or $.50 per Mcfe for 2000. The increase was primarily due to increased compression costs in the Company's Carbon area which contributed to a corresponding increase in gas production.

        General and administrative expenses incurred by BFC, net of overhead reimbursements, increased 39% from $2.0 million for the year ended December 31, 2000 to $2.8 million for 2001. The increase was primarily due to a reduction in overhead reimbursements as a result of the sale of the Company's San Juan Basin properties, salary increases, personnel additions and increased consulting costs in conjunction with the Company's higher level of capital expenditures and legal expenses related to the case of Bonneville Fuels Corporation vs. Williams Production RMT Company. For more information regarding this case, see Item 3, Legal Proceedings, to the Form 10-K.

        General and administrative expenses incurred by CEC, net of overhead reimbursements, increased 26% from $1.4 million for the year ended December 31, 2000 to $1.7 million for 2001. The increase was primarily due to salary increases, personnel additions and increased consulting costs in conjunction with the Company's higher level of capital expenditures.

        Interest expense incurred by BFC decreased 29% from $917,000 for the year ended December 31, 2000 to $653,000 for 2001. The decrease was due primarily to a reduction in average debt balances throughout 2001 as a result of proceeds received from the divestiture of the Company's San Juan Basin properties, decreased margin deposits related to the Company's derivative positions and a decrease in interest rates, partially offset by increased funding requirements for capital expenditures.

        Interest expense incurred by CEC decreased 12% from $208,000 for the year ended December 31, 2000 to $183,000 for 2001. The decrease was due primarily to a reduction in debt as a result of increased cash flow from operating activities and a decline in interest rates, partially offset by increased funding requirements for capital expenditures.

        Depreciation, depletion and amortization (DD&A) of oil and gas assets is determined based upon the units of production method. This expense is typically dependent upon historical capitalized costs incurred to find, develop and recover oil and gas reserves. However, the Company's current DD&A rate is determined primarily by the purchase price the Company allocated to oil and gas properties in connection with its acquisition of BFC and CEC and the proved reserves the Company acquired in the acquisitions. For information regarding full cost accounting and DD&A, see Note 1 to the Consolidated Financial Statements.

        DD&A expense incurred by BFC decreased 13% from $4.0 million for the year ended December 31, 2000 to $3.5 million for 2001. The decrease was due primarily to decreased production. DD&A was $1.07 per Mcfe for the years ended December 31, 2001 and 2000.

        DD&A expense incurred by CEC increased 59% from $1.7 million for the year ended December 31, 2000 to $2.7 million for 2001. The increase resulted primarily from increased production. DD&A expense was $.98 per Mcfe for the year ended December 31, 2000 compared to $.97 per Mcfe for 2001.

        Income tax expense incurred by BFC was $135,000 for the year ended December 31, 2001, an effective rate of 37%. This compares to income tax expense of $44,000 or an effective rate of 8% for 2000. The effective rate in 2000 was the result of a reversal of valuation allowance of $192,000.

        Income tax expense incurred by CEC was $2.0 million for the year ended December 31, 2001 compared to $681,000 for 2000. The effective rate was 40% for both years.

RESULTS OF OPERATIONS—COMPARISON OF 2000 RESULTS TO 1999

        The following table and the discussion that follows present comparative pro forma revenue, sales volumes, average sales prices, expenses and the percentage change between periods for the years ended December 31, 2000 and 1999. For 1999, the U.S. pro forma results are for the activities of the Company for November and December 1999 (the Company's operating activities prior to November 1, 1999 were minimal) and Carbon's predecessor, BFC, for the period January through October 1999. For 1999, the Canadian pro forma results are the results of CEC prior to the acquisition of CEC by the Company. No other adjustments from reported net income were made in the preparation of this schedule.

	United States For the Year Ended December 31,			Canada For the Year Ended December 31,
	2000	1999	Change	2000	1999	Change
	(Dollars in thousands, except prices and per Mcfe information)			(Dollars in thousands, except prices and per Mcfe information)
Revenues:
Oil and gas revenues	$11,054	$9,557	16%	$5,945	$3,436	73%
Marketing and other, net	245	742	-67%	(70)	1	n/a

Total revenues	11,299	10,299	10%	5,875	3,437	71%
Daily sales volumes:
Natural gas (MMcf)	9.2	11.2	-18%	4.0	3.3	21%
Oil and liquids (Bbl)	190	177	7%	122	117	4%
Equivalents production (MMcfe 6:1)	10.3	12.3	-16%	4.7	4.0	18%
Average price realized:
Natural gas (Mcf)	$2.80	$2.07	35%	$3.34	$2.18	53%
Oil and liquids (Bbl)	23.03	17.44	32%	23.33	18.08	29%
Direct lifting costs	$1,602	$1,511	6%	$873	$575	52%
Average direct lifting costs/Mcfe	0.42	0.34	24%	0.50	0.39	28%
Other production costs	2,172	1,946	12%	—	—	n/a
General and administrative, net	1,989	2,559	-22%	1,373	1,515	-9%
Depreciation, depletion and amortization	4,042	2,720	49%	1,698	1,516	12%
Exploration and impairment expense	—	860	n/a	—	—	n/a
Interest expense, net	917	556	65%	208	163	28%
Income tax provision (benefit)	44	—	n/a	681	(206)	-431%

        Revenues for oil and gas sales of BFC for the year ended December 31, 2000 were $11.1 million, a 16% increase from 1999. The increase was due primarily to increased oil and gas prices partially offset by natural production declines in all operating areas.

        Revenues for oil, liquids and gas sales of CEC for the year ended December 31, 2000 were $5.9 million, a 73% increase from 1999. The increase was due primarily to increased oil, liquids and gas production and higher oil, liquids and gas prices.

        BFC's average production for the year ended December 31, 2000 was 190 barrels of oil per day and 9.2 million cubic feet (MMcf) of gas per day, a decrease of 16% from 1999 on a Mcf equivalent (Mcfe) basis where one barrel of oil is equal to six Mcf of gas. The decrease was due primarily to natural production declines on existing properties partially offset by new gas well connections in Utah. Successful drilling activities in the Permian Basin resulted in increased oil production during the fourth quarter of 2000. For the year ended December 31, 2000, the Company participated in the drilling of 15 gross and 6.7 net wells compared to 13 gross and 7.1 net wells during 1999.

        CEC's average production for the year ended December 31, 2000 was 122 barrels of oil and liquids per day and 4.0 MMcf of gas per day, an increase of 18% from 1999 on an Mcfe basis. The increase was due primarily to acquisitions, successful well drilling activities and optimization of the Company's natural gas gathering and compression facilities, primarily in the Carbon and Rowley areas of Central Alberta. For the year ended December 31, 2000, the Company participated in the drilling of eight gross and 4.9 net wells. CEC did not have any drilling activity in 1999.

        Average oil prices realized by BFC increased 32% from $17.44 per barrel for the year ended December 31, 1999 to $23.03 for 2000. The average oil price includes hedge losses of $414,000 for the year ended December 31, 2000. There was no oil hedge activity for 1999. Average natural gas prices realized by BFC increased 35% from $2.07 per Mcf for the year ended December 31, 1999 to $2.80 per Mcf for 2000. The average natural gas price includes hedge losses of $2.6 million for the year ended December 31, 2000 compared to hedge losses of $65,000 for 1999.

        Average oil and liquids prices realized by CEC increased 29% from $18.08 per barrel for the year ended December 31, 1999 to $23.33 for 2000. The average oil and liquids price includes hedge losses of $186,000 for the year ended December 31, 2000. There was no oil hedge activity for 1999. Average natural gas prices realized by CEC increased 53% from $2.18 per Mcf for the year ended December 31, 1999 to $3.34 for 2000. The average natural gas price includes hedge losses of $977,000 for the year ended December 31, 2000 compared to hedge losses of $216,000 for 1999.

        Net marketing and other revenues for BFC decreased 67% from $742,000 for the year ended December 31, 1999 to $245,000 for 2000. The decrease is primarily due to decreased levels of activity and margins on the marketing of third party natural gas and a pipeline imbalance reconciliation recorded by BFC in 1999.

        Direct lifting costs incurred by BFC were $1.6 million or $.42 per Mcfe for the year ended December 31, 2000 compared to $1.5 million or $.34 per Mcfe for 1999. The per Mcfe increase was related to operating approximately the same number of wells with lower production per well. Compared to the year ended December 31, 1999, BFC saw an increase in well service costs due to vendor price increases. This increase was partially offset by well workover expenses incurred during 1999.

        Other production costs incurred by BFC consisting primarily of severance taxes and production overhead were $2.2 million for the year ended December 31, 2000 compared to $1.9 million for 1999. The increase was primarily due to higher severance taxes due to increased oil and gas prices, partially offset by a reduction in production.

        Direct lifting costs incurred by CEC were $873,000 or $.50 per Mcfe for the year ended December 31, 2000 compared to $575,000 or $.39 per Mcfe for 1999. The per Mcfe increase was primarily due to credits received by CEC in 1999 for gas processing fees related to prior periods and increases in well service costs due to vendor price increases.

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

        General and administrative expenses incurred by CEC, net of overhead reimbursements decreased 9% from $1.5 million for the year ended December 31, 1999 to $1.4 million for 2000. The decrease was due primarily to a change in location of certain administrative functions of the Company from Calgary, Alberta to Denver, Colorado.

        Interest expense incurred by BFC increased 65% from $556,000 for the year ended December 31, 1999 to $917,000 for 2000. The increase was due primarily to increased borrowings to maintain margin requirements on certain of the Company's derivative positions.

        Interest expense incurred by CEC increased 28% from $163,000 for the year ended December 31, 1999 to $208,000 for 2000. The increase was due primarily to increased borrowings for acquisitions, drilling and development activity.

        Depreciation, depletion and amortization (DD&A) of oil and gas assets is determined based upon the units of production method. This expense is typically dependent upon historical capitalized costs incurred to find, develop and recover oil and gas reserves. However, the Company's current DD&A rate is determined primarily by the purchase price the Company allocated to oil and gas properties in connection with its acquisition of BFC and CEC and the proved reserves the Company acquired in the acquisitions.

        DD&A expense incurred by BFC increased 49% from $2.7 million for the year ended December 31, 1999 to $4.0 million for 2000. The increase was due primarily to increased property costs recorded as a result of the acquisition of BFC. DD&A expense was $.61 per Mcfe for the year ended December 31, 1999 compared to $1.07 per Mcfe for 2000.

        DD&A expense incurred by CEC increased 12% from $1.5 million for the year ended December 31, 1999 to $1.7 million for 2000. The increase resulted primarily from increased production. DD&A expense was $1.03 per Mcfe for the year ended December 31, 1999 compared to $.98 per Mcfe for 2000.

        Income tax expense incurred by BFC was $44,000 for the year ended December 31, 2000, an effective rate of 8%. The effective rate in 2000 was the result of a reversal of a valuation allowance of $192,000. BFC did not record a provision for income taxes in 1999.

        Income tax expense incurred by CEC was $681,000 for the year ended December 31, 2000 an effective rate of 40%. This compares to an income tax benefit of $206,000 for 1999.

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

        Oil and gas prices fluctuate over time as a function of market economics. Refer to the price change tables in the discussions "Results of Operations—Comparison of 2001 results to 2000, and 2000 results to 1999" for information on product price fluctuation over the past three years. These tables depict the effect of changing prices on the revenue stream of the Company and its predecessor, BFC.

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

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2001, the Company had $62.4 million of assets. Total capitalization was $51.7 million, consisting of 65% of stockholders' equity and 35% of debt.

        U.S. Facility—The Company's credit facility is an oil and gas reserve based line-of-credit with Wells Fargo Bank West National Association (Wells Fargo) and had a borrowing base of $20.0 million with outstanding borrowings of $15.6 million at December 31, 2001. The facility is secured by certain U.S. oil and gas properties of the Company and is scheduled to convert to a term note on October 1, 2002. The Company is currently in negotiations with Wells Fargo to extend the revolving phase of the facility. However, there can be no guarantee that the Company will be able to successfully negotiate such an extension. This facility is scheduled to have a maturity date of either the economic half life of the Company's remaining U.S. based reserves on the last day of the revolving period, or October 1, 2006, whichever is earlier. Subject to possible changes in the borrowing base, Wells Fargo has agreed that it will not require the Company to make any principal payments under the term loan section of the facility until January 2003 at the earliest. As such, no amounts under the Wells Fargo facility have been classified as current in the December 31, 2001 balance sheet. The facility bears interest at a rate equal to LIBOR plus 1.75% or Wells Fargo Prime, at the option of the Company. The Company's average borrowing rate was approximately 3.9% at December 31, 2001. The borrowing base is based upon the lender's evaluation of the Company's proved oil and gas reserves, generally determined semi-annually.

        The credit agreement contains various covenants, which prohibit or limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties or merge with another entity. The Company is also required to maintain certain financial ratios. The Company was in compliance with all debt covenants at December 31, 2001 and throughout 2001.

        Canadian Facility—In June 2001, the Company secured an increase to approximately $9.0 million from approximately $4.1 million in the borrowing base of its facility with the Canadian Imperial Bank of Commerce (CIBC). Outstanding borrowings against the facility were $2.3 million at December 31, 2001. The Canadian facility is secured by the Canadian oil and gas properties of the Company. The revolving phase of the Canadian facility expires on March 31, 2002. The Company is currently in negotiations with CIBC to extend the revolving phase to April 1, 2003. However, there can be no guarantee that the Company will be able to successfully negotiate such an extension. If the revolving commitment is not renewed, the loan will be converted into a term loan and will be reduced by consecutive monthly payments over a period not to exceed 24 months. Subject to possible changes in the borrowing base, CIBC has agreed that it will not require the Company to make any principal payments under the term loan section of the facility until January 2003 at the earliest. As such, no amounts under the CIBC facility have been classified as current in the December 31, 2001 balance sheet. The Canadian facility bears interest at the CIBC Prime rate plus 1/2%. The Company's borrowing rate was 4.5% at December 31, 2001.

        The Canadian facility contains various convenants which limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties or merge with another entity. The Company was in compliance with all debt covenants at December 31, 2001 and throughout 2001.

        The agreement with CIBC also provides for $3.5 million of credit which can be utilized for commodity swaps covering a portion of the Company's oil and gas production, forward exchange contracts and gas purchase and sales transactions. The Company currently utilizes the swap facility to hedge a portion of its Canadian production. For additional information, see Note 1 to the Consolidated Financial Statements.

        Net cash provided by operations for the years ended December 31, 2001 and 2000 and for the period from the inception of the Company (September 14, 1999) through December 31, 1999 was $14.2 million, $3.8 million and $1.0 million, respectively. Cash flow from operations increased with the rise in oil and gas production combined with higher prices and lower interest rates, more than offsetting the increases in lease operating expenses, production taxes, and general and administrative expenses. In addition, decreases in working capital requirements, especially a decline in margin deposit requirements for the Company's derivative accounts contributed to the increase in net cash provided by operations in 2001 compared to 2000.

        Net cash used by investing activities for the years ended December 31, 2001 and 2000 and for the period from the inception of the Company (September 14, 1999) through December 31, 1999 was $17.3 million, $8.3 million and $24.1 million, respectively. Net cash provided by financing activities for the years ended December 31, 2001 and 2000 and for the period from inception of the Company (September 14, 1999) through December 31, 1999 was $3.1 million, $3.5 million and $24.1 million, respectively. During 2001 in the United States, the Company spent $16.6 million primarily to fund development and exploration activities in the Permian and Piceance Basins. The Company also received $6.8 million in proceeds related to the disposition of the Company's entire working interest and related leasehold rights in the San Juan Basin. During 2001 in Canada, the Company spent $6.7 million primarily to fund development activities in the Carbon area of Central Alberta. During 2000 in the United States, the Company spent $4.4 million primarily to fund development and exploration activities in the Permian Basin. During 2000 in Canada, the Company spent $3.1 million primarily to fund development activities in the Carbon area of Central Alberta. During 1999, investing and financing cash flows were due primarily to Carbon's acquisition of BFC and the sale of Carbon shares to facilitate the acquisition of BFC.

        Carbon's primary cash requirements will be to finance acquisitions, exploration and development expenditures, repayment of debt, and general working capital needs. At December 31, 2001, the Company had no cash balances as all available cash is used to pay down the Company's debt and a working capital deficit of approximately $5.1 million. The Company anticipates that capital expenditures, exclusive of acquisitions (if any) or divestitures will approximate $6.7 million in 2002. Carbon believes that available borrowings under its credit agreements and projected operating cash flows will be sufficient to cover its working capital, capital expenditures, planned development activities and debt service requirements for the next 12 months. Nevertheless, Carbon may explore outside funding opportunities including equity or additional debt financings for use in expanding Carbon's operations or in consummating any significant acquisition. Carbon does not know, however, whether any financing can be accomplished on terms that are acceptable to the Company.

        The Company's future cash flow is subject to a number of variables, including the level of production and oil and natural gas prices as well as any unanticipated expenses. Also, borrowings under Carbon's credit facilities are subject to a number of conditions, including compliance with various covenants and borrowing base calculations. As a result, there can be no assurance that the operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or to meet the other cash needs described above.

        The table below sets forth the Company's contractual obligations (including its revolving credit facilities discussed above) at December 31, 2001 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands).

	Payments Due By Period
Contractual Obligations	Less than 1 Year	1 - 3 Years	4 - 5 Years
Revolving credit facility	$—	$13,969	$3,901
Operating leases / management agreements	759	773	—

	$759	$14,742	$3,901

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K includes "forward-looking statements". All statements other than statements of historical facts included in the Annual Report on Form 10-K are forward-looking statements. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration expenditures, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and natural gas, business strategies, expansion and growth of the Company's operations, cash flow and anticipated liquidity, prospect development and property acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to be correct. Factors that could cause actual results to differ materially ("Cautionary Statements") are described, in among other places in the Marketing, Competition, and Government Regulation sections in this Form 10-K and under "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors include, but are not limited to general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, and regulatory developments. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company undertakes no obligation to update any forward-looking statements to reflect future events or developments.

CRITICAL ACCOUNTING POLICES

        The following summarizes several of our critical accounting policies. See a complete list of significant accounting policies in Note 1 to the Consolidated Financial Statements.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

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

        Pursuant to full cost accounting rules, capitalized costs less related accumulated depletion and deferred income taxes may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using a 10% discount factor and unescalated oil and gas prices as of the end of the period; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair market value of unproved properties included in the costs being amortized, if any; less (4) related income tax effects. The costs reflected in the accompanying financial statements do not exceed this limitation for the Company's oil and gas reserves in Canada. At December 31, 2001, the current daily pricing of natural gas and oil were at a level whereby the Company's capitalized costs in the United States exceeded the above limit by approximately $1.0 million. Subsequent to December 31, 2001, the current daily prices increased, which resulted in the present value of the Company's future net revenues for reserves in the United States, discounted at 10%, exceeding the Company's capitalized costs. Accordingly, the Company is not required to record a write down of properties. A decline in gas and oil prices from current levels, or other factors, without other mitigating circumstances could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

        Proceeds from disposal of interests in oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustment would significantly alter the rate of depletion.

        Buildings, transportation and other equipment are depreciated on the straight-line method with lives ranging from 3 to 7 years.

        Commodity Derivative Instruments and Hedging Activities—Pursuant to Company guidelines, the Company is to engage in these activities only as a hedging mechanism. The Company has a Risk Management Committee to administer its production hedging program and approve all production hedging transactions. Gains or losses from financial instruments that qualify for hedge accounting treatment are recognized as an adjustment to sales revenue when the transactions being hedged are finalized. Gains or losses from financial instruments that do not qualify for hedge accounting treatment are recognized currently as other income or expense. The cash flows from such agreements are included in operating activities in the consolidated statements of cash flows.

        The Company follows Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value which is determined by using market pricing. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

        Market risk is estimated as the potential change in fair value of interest sensitive investments resulting from an immediate hypothetical change in interest rates. The sensitivity analysis presents the change in fair value of these instruments and changes in the Company's earnings and cash flows assuming an immediate one percent change in floating interest rates. As the Company presently only has floating rate debt, interest rate changes would not affect the fair value of these instruments but would impact future earnings and cash flows assuming all other factors are held constant. The carrying amount of the Company's floating rate debt approximates its fair value. At December 31, 2001, the Company had $15.6 million of floating rate debt through its facility with Wells Fargo and $2.3 million through its facility with CIBC. Assuming constant debt levels, earnings and cash flow impacts for the next twelve month period from December 31, 2001 due to a one percent change in interest rates would be approximately $156,000 before taxes for the facility with Wells Fargo and $23,000 before taxes for the facility with CIBC.

FOREIGN CURRENCY RISK

        The Canadian dollar is the functional currency of CEC and is subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. The Company has not entered into any foreign currency forward contracts or other similar financial investments to manage this risk.

COMMODITY PRICE RISK

        Oil and gas commodity markets are influenced by global as well as regional supply and demand. Worldwide political events can also impact commodity prices. The Company may use certain financial instruments including swaps, collars, futures and other contracts in an attempt to reduce exposure to the market fluctuations in the price of oil and natural gas. Hedging may limit the Company's exposure to adverse price limits, hedging also limits the benefit of price increases and is subject to a number of risks, including credit risk of the counterparty to the hedge. For additional information, see Note 1 to the Consolidated Financial Statements.

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

        The table below sets forth the Company's fixed price swap positions on its natural gas production as of December 31, 2001.

BFC Contracts				CEC Contracts
Time Period	MMBtu	Weighted Average Fixed Price MMBtu	Derivative Asset/ (Liability)	Time Period	MMBtu	Weighted Average Fixed Price MMBtu	Derivative Asset/ (Liability)
			(thousands)				(thousands)
Gas				Gas
01/01/02-12/31/02	730,000	$2.31	$(51)	01/01/02-12/31/02	807,000	$2.42	$120
				01/01/03-03/31/03	43,000	2.41	(18)

        In addition, the Company utilizes collars that establish a price between a floor and ceiling to hedge natural gas and oil prices. The table below sets forth the Company's natural gas and oil collars in place at December 31, 2001.

	CEC Contracts
Time Period	Bbl/ MMBtu	Average Floor Bbl/ MMBtu	Average Ceiling Bbl/ MMBtu	Derivative Asset/ (Liability)
				(thousands)
Oil
01/01/02-12/31/02	36,500	$22.00	$27.50	$95
Gas
01/01/02-10/31/02	288,000	$2.40	$3.39	$101

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Carbon Energy Corporation
Consolidated Financial Statements

Report of Independent Public Accountants
Consolidated Balance Sheets—December 31, 2001 and 2000
Consolidated Statements of Operations—For the Years Ended December 31, 2001 and 2000 and the Period from Inception (September 14, 1999) through December 31, 1999
Consolidated Statements of Stockholders' Equity—For the Years Ended December 31, 2001 and 2000 and the Period from Inception (September 14, 1999) through December 31, 1999
Consolidated Statements of Cash Flows—For the Years Ended December 31, 2001 and 2000 and the Period from Inception (September 14, 1999) through December 31, 1999
Notes to Consolidated Financial Statements

REPORT OF INDENDENT PUBLIC ACCOUNTANTS

To Carbon Energy Corporation:

        We have audited the accompanying consolidated balance sheets of Carbon Energy Corporation (a Colorado corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and the period from inception (September 14, 1999) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carbon Energy Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and the period from inception (September 14, 1999) through December 31, 1999, in conformity with accounting principles generally accepted in the United States.

        As explained in Note 1 to the consolidated financial statements, on January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activity.

ARTHUR ANDERSEN LLP
Denver, Colorado March 22, 2002

CARBON ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash	$—	$21
Current portion of employee trust	—	683
Accounts receivable, trade	2,258	6,129
Accounts receivable, other	53	337
Amounts due from broker	—	3,871
Prepaid expenses and other	317	701
Current derivative asset	341	—

Total current assets	2,969	11,742

Property and equipment, at cost:
Oil and gas properties, using the full cost method of accounting:
Unproved properties	7,500	6,576
Proved properties	62,750	49,547
Furniture and equipment	927	398

	71,177	56,521
Less accumulated depreciation, depletion and amortization	(12,226)	(6,152)

Property and equipment, net	58,951	50,369

Deposits and other long-term assets	448	369

Total assets	$62,368	$62,480

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,113	$9,583
Accrued production taxes payable	527	637
Income taxes payable	1,168	228
Undistributed revenue and other	1,062	1,561
Current derivative liability	76	—
Deferred income taxes	74	—

Total current liabilities	8,020	12,009

Long-term debt	17,870	15,082
Other long-term liabilities	18	—
Deferred income taxes	2,577	2,984
Commitments and contingencies (Note 4)
Minority interest	29	170
Stockholders' equity:
Preferred stock, no par value:
10,000,000 shares authorized, none outstanding	—	—
Common stock, no par value:
20,000,000 shares authorized, issued, and 6,079,225 shares and 6,021,626 shares outstanding at December 31, 2001 and December 31, 2000, respectively	31,799	31,495
Retained earnings	2,538	965
Accumulated other comprehensive loss	(483)	(225)

Total stockholders' equity	33,854	32,235

Total liabilities and stockholders' equity	$62,368	$62,480

The accompanying notes are an integral part of these consolidated financial statements.

CARBON ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Year Ended December 31,		For the Period from Inception (September 14, 1999) through December 31, 1999
	2001	2000
Revenues:
Oil and gas sales	$21,421	$16,428	$1,737
Marketing and other, net	534	175	38

	21,955	16,603	1,775
Expenses:
Oil and gas production costs	5,181	4,567	597
Depreciation, depletion and amortization	6,234	5,536	628
General and administrative, net	4,503	3,249	939
Interest, net	836	1,104	102

Total operating expenses	16,754	14,456	2,266
Minority interest	27	24	—

Income (loss) before income taxes	5,174	2,123	(491)
Income tax provision:
Current	1,518	250	—
Deferred	573	417	—

Total taxes	2,091	667	—

Net income (loss) before cumulative effect of change in accounting principle	3,083	1,456	(491)
Cumulative effect of change in accounting principle, net of tax	(1,510)	—	—

Net income (loss)	$1,573	$1,456	$(491)

Average number of common shares outstanding:
Basic	6,055	5,822	4,056
Diluted	6,294	5,874	4,056
Earnings (loss) per share—basic:
Net income (loss) before cumulative effect of change in accounting principle	$0.51	$0.25	$(0.12)
Cumulative effect of change in accounting principle, net of tax	(0.25)	—	—

	$0.26	$0.25	$(0.12)

Earnings (loss) per share—diluted:
Net income (loss) before cumulative effect of change in accounting principle	$0.49	$0.25	$(0.12)
Cumulative effect of change in accounting principle, net of tax	(0.24)	—	—

	$0.25	$0.25	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

CARBON ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2001 and 2000 and
the Period from Inception (September 14, 1999) through December 31, 1999
(in thousands)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount			Total
Balances, September 14, 1999	—	$—	$—	$—	$—
Issuance of common stock	4,510	24,806	—	—	24,806
Net loss	—	—	(491)	—	(491)

Balances, December 31, 1999	4,510	24,806	(491)	—	24,315
Issuance of common stock	10	55	—	—	55
Issuance of common stock for acquisition of CEC Resources Ltd.	1,483	6,518	—	—	6,518
Vesting of restricted stock grants	19	116	—	—	116
Currency translation adjustment	—	—	—	(225)	(225)
Net income	—	—	1,456	—	1,456

Balances, December 31, 2000	6,022	31,495	965	(225)	32,235
Comprehensive income:
Net income			1,573	—	1,573
Cumulative effect of change in accounting principle, net of tax				(2,768)	(2,768)
Currency translation adjustment				(526)	(526)
Reclassification adjustment for settled contracts				1,737	1,737
Changes in fair value of outstanding hedge positions				1,146	1,146
Impaired oil and gas hedging swaps				153	153

Total comprehensive income					1,315

Common stock issued	35	175	—	—	175
Vesting of restricted stock grants	22	129	—	—	129

Balances, December 31, 2001	6,079	$31,799	$2,538	$(483)	$33,854

The accompanying notes are an integral part of these consolidated financial statements.

CARBON ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,		For the Period from Inception (September 14, 1999) through December 31, 1999
	2001	2000
Cash flows from operating activities:
Net income (loss)	$1,573	$1,456	$(491)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization expense	6,234	5,536	628
Non cash settlement of derivative contracts	(1,437)	—	—
Deferred income tax	573	417	—
Cumulative effect of change in accounting principle	1,510	—	—
Minority interest	27	24	—
Vesting of restricted stock grants	129	116	—
Changes in operating assets and liabilities, net of effects of acquisition:
Decrease (increase) in:
Accounts receivable	4,695	(3,063)	203
Amounts due from broker	3,871	(2,621)	269
Employee trust	683	867	17
Prepaid expenses and other assets	335	(552)	(299)
Increase (decrease) in:
Accounts payable and accrued expenses	(2,150)	496	711
Undistributed revenue	(454)	1,079	(39)
Derivative liabilities	(1,357)	—	—

Net cash provided by operating activities	14,232	3,755	999
Cash flows from investing activities:
Capital expenditures for oil and gas properties	(23,324)	(7,941)	(589)
Proceeds from property sale	6,758	—	—
Acquisition of Bonneville Fuels	—	—	(23,521)
Acquisition of CEC Resources	(203)	(146)	—
Capital expenditures for support equipment	(528)	(179)	—

Net cash used in investing activities	(17,297)	(8,266)	(24,110)
Cash flows from financing activities:
Proceeds from note payable	47,833	30,852	400
Principal payments on note payable	(44,919)	(27,381)	(1,100)
Proceeds from issuance of common stock	175	55	24,806

Net cash provided by financing activities	3,089	3,526	24,106

Effect of exchange rate changes on cash	(45)	11	—

Net increase (decrease) in cash	(21)	(974)	995
Cash, beginning of period	21	995	—

Cash, end of period	$—	$21	$995

Supplemental cash flow information:
Cash paid for interest	$889	$1,147	$121
Cash paid for taxes	531	46	—

The accompanying notes are an integral part of these consolidated financial statements.

CARBON ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations and Significant Accounting Policies

        Nature of Operations—Carbon Energy Corporation (Carbon) was incorporated in September 1999 under the laws of the State of Colorado to facilitate the acquisition of Bonneville Fuels Corporation (BFC) and subsidiaries. The acquisition of BFC closed on October 29, 1999 and was accounted for as a purchase. In February 2000, Carbon completed an offer to exchange common shares of Carbon for common shares of CEC Resources, Ltd. (CEC), an Alberta, Canada company. Over 97% of the shareholders of CEC accepted the offer for exchange. This acquisition closed on February 17, 2000 and was also accounted for as a purchase. In November 2000, CEC initiated an offer to purchase shares of CEC stock that were not owned by Carbon. The offer was completed in February 2001 with the acquisition of approximately 34,000 of the 39,000 shares of CEC stock that were not owned by Carbon. Carbon currently owns 99.7% of the stock of CEC as further described in Note 2 to the Consolidated Financial Statements. Collectively, Carbon, CEC, BFC and its subsidiaries are referred to as the Company. The Company's operations currently consist of the acquisition, exploration, development, and production of oil and natural gas properties located primarily in Colorado, Kansas, New Mexico, Texas, Utah, and the Canadian provinces of Alberta and Saskatchewan.

        All amounts are presented in U.S. dollars unless otherwise noted.

        Principles of Consolidation—The consolidated financial statements include the accounts of Carbon and its subsidiaries all of which are wholly owned, except CEC of which the Company owns approximately 99.7% of the equity at year end. All significant intercompany transactions and balances have been eliminated.

        Cash Equivalents—The Company considers all highly liquid instruments with original maturities of three months or less when purchased to be cash equivalents.

        Amounts Due from Broker—This account generally represents net cash margin deposits held by a brokerage firm for the Company's futures accounts.

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

        Pursuant to full cost accounting rules, capitalized costs less related accumulated depletion and deferred income taxes may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using a 10% discount factor and unescalated oil and gas prices as of the end of the period; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair market value of unproved properties included in the costs being amortized, if any; less (4) related income tax effects. The costs reflected in the accompanying financial statements do not exceed this limitation for the Company's oil and gas reserves in Canada. At December 31, 2001, the current daily pricing of natural gas and oil were at a level whereby the Company's capitalized costs in the United States exceeded the above limit by approximately $1.0 million. Subsequent to December 31, 2001, the current daily prices increased, which resulted in the present value of the Company's future net revenues for reserves in the United States, discounted at 10%, exceeding the Company's capitalized costs. Accordingly, the Company is not required to record a write down of properties. A decline in gas and oil prices from current levels, or other factors, without other mitigating circumstances could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

        Proceeds from disposal of interests in oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustment would significantly alter the rate of depletion.

        Buildings, transportation and other equipment are depreciated on the straight-line method with lives ranging from 3 to 7 years.

        Employee Trust—The employee trust represents amounts which were used to satisfy obligations to persons who were terminated as a result of the Company's acquisition of BFC. Effective October 31, 2001, all remaining amounts in the trust were returned to the Company and the trust was terminated.

        Undistributed Revenue—This account represents amounts due to other owners of jointly owned oil and gas properties for their share of revenue from the Company's oil and gas properties.

        Revenue Recognition—The Company follows the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which the Company is entitled based on its interests in the properties, creating gas imbalances. At December 31, 2001, wellhead imbalances related to the Company's interests were minimal. Revenue is deferred and a liability is recorded for those properties where the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production.

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

        Commodity Derivative Instruments and Hedging Activities—The Company may use certain financial instruments including swaps, collars, futures and other contracts in an attempt to reduce exposure to market fluctuations in the price of oil and natural gas.

        Pursuant to Company guidelines, the Company is to engage in these activities only as a hedging mechanism. The Company has a Risk Management Committee to administer its production hedging program and approve all production hedging transactions. Gains or losses from financial instruments that qualify for hedge accounting treatment are recognized as an adjustment to sales revenue when the transactions being hedged are finalized. Gains or losses from financial instruments that do not qualify for hedge accounting treatment are recognized currently as other income or expense. The cash flows from such agreements are included in operating activities in the consolidated statements of cash flows. The following table sets forth the hedge gains/(losses) realized by the Company for 2001, 2000, and 1999 (in thousands).

	For the Year Ended December 31, 2001			For the Period February 18, through December 31, 2000	For the Period from Inception (September 14, 1999) through December 31, 1999
			For the Year Ended December 31, 2000
	United States
		Canada	United States	Canada	United States
Oil	$25	$33	$(414)	$(186)	$—
Natural gas	(1,475)	(571)	(2,608)	(987)	(157)

        The table below sets forth the Company's fixed price swap positions on its natural gas production as of December 31, 2001.

BFC Contracts				CEC Contracts
Time Period	MMBtu	Weighted Average Fixed Price MMBtu	Derivative Asset/ (Liability)	Time Period	MMBtu	Weighted Average Fixed Price MMBtu	Derivative Asset/ (Liability)
			(thousands)				(thousands)
Gas				Gas
01/01/02-12/31/02	730,000	$2.31	$(51)	01/01/02-12/31/02	807,000	$2.42	$120
				01/01/03-03/31/03	43,000	2.41	(18)

        In addition, the Company utilizes collars that establish a price floor and ceiling to hedge natural gas and oil prices. The table below sets forth the Company's natural gas and oil collars in place at December 31, 2001.

CEC Contracts
Time Period	Bbl/ MMBtu	Average Floor Bbl/ MMBtu	Average Ceiling Bbl/ MMBtu	Derivative Asset/ (Liability)
				(thousands)
Oil
01/01/02-12/31/02	36,500	$22.00	$27.50	$95
Gas
01/01/02-10/31/02	288,000	$2.40	$3.39	$101

        On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

        The table below sets forth the financial statement impact to the Company of recording derivative instruments designated as hedges and derivative instruments not designated as hedges upon the adoption of SFAS No. 133 on January 1, 2001.

Amount
(millions)
Balance Sheet
Derivative liability	$(7.2)
Deferred tax asset	2.9
Cumulative effect of a change in accounting principle (other comprehensive loss)	2.8
Statement of Operations
Cumulative effect of a change in accounting principle (derivative loss)	$1.5

        For the year ending December 31, 2001, net hedging losses of $2.9 million ($1.7 million after tax) were transferred from other comprehensive income, and the change in the fair market value of outstanding derivative liabilities for contracts designated as hedges decreased by $2.0 million ($1.1 million after tax). As of December 31, 2001, the Company had net unrealized derivative gains of $247,000 ($133,000 after tax). The Company expects to reclassify $265,000 of these net gains to earnings during the next twelve month period.

        Foreign Currency Translation—The functional currency of CEC is the Canadian dollar. Assets and liabilities related to the Company's Canadian operations are generally translated at current exchange rates, and related translation adjustments are reported as a component of stockholders' equity. Income statement accounts are translated at the average rates during the period. As a result of the change in the value of the Canadian dollar relative to the US dollar, the Company reported non-cash currency translation losses of $526,000 and $225,000 for the years ended December 31, 2001 and 2000, respectively.

        Comprehensive Income—The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes net income and certain items recorded directly to stockholders' equity and classified as other comprehensive income. The following table sets forth the calculation of comprehensive income for the years ended December 31, 2001 and 2000.

	For the Year Ended December 31,
	2001	2000
	(in thousands)
Net income	$1,573	$1,456
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(526)	(225)
Cumulative effect of change in accounting principle—January 1, 2001	(2,768)	—
Reclassification adjustment for settled contracts	1,737	—
Changes in fair value of outstanding hedge positions	1,146	—
Impairment of oil and gas hedging swaps	153	—

Other comprehensive income (loss)	(258)	(225)

Comprehensive income	$1,315	$1,231

        The impaired oil and gas hedging swaps relate to a fourth quarter 2001 non-cash provision of $246,000 ($153,000 net of tax) related to the write-off of all outstanding oil and gas hedges with Enron North America (Enron). The write off reduced before tax earnings for the year ended December 31, 2001 by $328,000, consisting of $82,000 related to oil and gas hedge contracts that had settled prior to Enron's Chapter 11 filing and $246,000 related to contacts that would have settled in 2002. In accordance with generally accepted accounting principles, the Company will record additional non-cash revenues of $246,000 during the course of 2002 as these hedges would have expired.

        Earnings (Loss) Per Share—The Company uses the weighted average number of shares outstanding in calculating basic earnings per share data. When dilutive, options are included as share equivalents using the treasury stock method and are included in the calculations of diluted per share data.

        Accounting Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes. The actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 142. "Goodwill and Other Intangible Asset," which addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill shall be reviewed at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial position or results of operations.

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The statement is effective for fiscal years beginning June 15, 2002. The Company has not yet determined the impact of adoption of this statement.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. The statement also requires expected future operating losses from discontinued operations to be recognized in the periods in which the losses are incurred, which is a change from the current requirement of recognizing such operating losses as of the measurement date. The statement is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate that the adoption of the statement will have a material effect on the Company's financial position or results of operations.

2. Acquisition and Disposition of Assets:

        Acquisition of CEC Resources Ltd.—On February 17, 2000, Carbon completed the acquisition of approximately 97% of the stock of CEC. An offer to exchange shares of Carbon stock for shares of CEC stock resulted in the issuance of 1,482,826 shares of Carbon stock to holders of CEC stock. The acquisition was accounted for as a purchase. In February 2001, CEC acquired approximately 34,000 of the 39,000 remaining shares of CEC stock that were not owned by Carbon. Carbon currently owns 99.7% of the stock of CEC. See Note 1 to the Consolidated Financial Statements for additional information.

        The following unaudited pro forma information presents a summary of the consolidated results of operations as if the acquisition had occurred at January 1, 2000. Because Carbon had minimal operating activities prior to November 1, 1999, the pro forma information presented is for the year ended December 31, 2000 only.

For the Year Ended December 31, 2000
(in thousands, except per share data)
Total revenue	$17,174
Net income	1,549
Earnings per share:
Basic	$0.26
Diluted	0.26

        These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations that actually would have resulted had the combination occurred at January 1, 2000, or future results of operations of the consolidated entities.

        Disposition of Oil and Gas Assets—In January 2001, the Company closed the sale of its entire working interests and related leasehold rights in the San Juan Basin, receiving net proceeds of approximately $6.8 million. Proceeds from the sale were credited directly to the full cost pool and no gain or loss was recognized. The proceeds were used to repay amounts outstanding under the Company's credit facilities and to finance the Company's exploration and development program.

3. Long-term Debt

        U.S. Facility—The Company's credit facility is an oil and gas reserve based line-of-credit with Wells Fargo Bank West National Association (Wells Fargo) and had a borrowing base of $20.0 million with outstanding borrowings of $15.6 million at December 31, 2001. The facility is secured by certain U.S. oil and gas properties of the Company and is scheduled to convert to a term note on October 1, 2002. The Company is currently in negotiations with Wells Fargo to extend the revolving phase of the facility. However, there can be no guarantee that the Company will be able to successfully negotiate such an extension. This facility is scheduled to have a maturity date of either the economic half life of the Company's remaining U.S. based reserves on the last day of the revolving period, or October 1, 2006, whichever is earlier. Subject to possible changes in the borrowing base, Wells Fargo has agreed that it will not require the Company to make any principal payments under the term loan section of the facility until January 2003 at the earliest. As such, no amounts under the Wells Fargo facility have been classified as current in the December 31, 2001 balance sheet. The facility bears interest at a rate equal to LIBOR plus 1.75% or Wells Fargo Prime, at the option of the Company. The Company's average borrowing rate was approximately 3.9% at December 31, 2001. The borrowing base is based upon the lender's evaluation of the Company's proved oil and gas reserves, generally determined semi-annually.

        Scheduled maturities of indebtedness under the U.S. facility for the next five years are as follows:

Year	Maturities
(in thousands)
2002	$—
2003	3,901
2004	3,901
2005	3,901
2006	3,901

        The credit agreement contains various covenants, which prohibit or limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties or merge with another entity. The Company is also required to maintain certain financial ratios.

        Canadian Facility—In June 2001, the Company secured an increase to approximately $9.0 million from approximately $4.1 million in the borrowing base of its facility with the Canadian Imperial Bank of Commerce (CIBC). Outstanding borrowings against the facility were $2.3 million at December 31, 2001. The Canadian facility is secured by the Canadian oil and gas properties of the Company. The revolving phase of the Canadian facility expires on March 31, 2002. The Company is currently in negotiations with CIBC to extend the revolving phase to April 1, 2003. However, there can be no guarantee that the Company will be able to successfully negotiate such an extension. If the revolving commitment is not renewed, the loan will be converted into a term loan and will be reduced by consecutive monthly payments over a period not to exceed 24 months. Subject to possible changes in the borrowing base, CIBC has agreed that it will not require the Company to make any principal payments under the term loan section of the facility until January 2003 at the earliest. As such, no amounts under the CIBC facility have been classified as current in the December 31, 2001 balance sheet. The Canadian facility bears interest at the CIBC Prime rate plus 1/2%. The Company's borrowing rate was 4.50% at December 31, 2001.

        Scheduled maturities of indebtedness under the Canadian facility for the next five years are as follows:

Year	Maturities
(in thousands)
2002	$—
2003	1,133
2004	1,133

        The Canadian facility contains various covenants which limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties, or merge with another entity.

        The agreement with CIBC also provides for $3.5 million of credit which can be utilized for commodity swaps covering a portion of the Company's oil and gas production, forward exchange contracts and firm gas purchase and sales transactions. The Company currently utilizes the swap facility to hedge a portion of its Canadian production as described in Note 1 to the Consolidated Financial Statements.

4. Commitments and Contingencies

        Operating Leases—The Company leases office space and certain equipment under non-cancelable operating leases. Associated with these commitments are non-cancelable management fees of approximately $127,000. The annual minimum payments related to those commitments are as follows (in thousands):

	United States	Canada
2002	$386	$373
2003	325	71
2004	301	—
2005	76	—
2006	—	—

Total	$1,088	$444

        Transportation Agreements—The Company has entered into various natural gas transportation agreements in Canada. The Company typically assigns these transportation agreements to a buyer of the Company's production during the term of the natural gas sales contract between the Company and the buyer. The Company is typically paid on an index basis, net of transportation charges incurred by the buyer. The rights and obligations under these transportation agreements will revert back to the Company upon expiration of the natural gas sales contracts.

        Regulation and Litigation—The Company is subject to governmental and regulatory controls arising in the ordinary course of business. The Company is also a party to various lawsuits incidental to its business. It is the opinion of the Company's management that there are no claims or litigation involving the Company that are likely to have a material adverse effect on its financial position or results of operations.

5. Stock Options and Award Plans

        In 1999, the Company adopted a stock option plan. All salaried employees of the Company and its subsidiaries are eligible to receive both incentive stock options and nonqualified stock options. Directors and consultants who are not employees of the Company or its subsidiaries are eligible to receive nonqualified stock options, but not incentive stock options under the plan. The option price for the incentive stock options granted under the plan is not to be less than 100% of the fair market value of the shares subject to the options. The option price for the nonqualified stock options granted under the plan is not to be less than 85% of the fair market value of the shares subject to the options. The aggregate number of shares of common stock which may be issued under options granted pursuant to the plan, may not exceed 700,000 shares.

        The specific terms of grant and exercise are determined by the Company's Board of Directors unless and until such time as the Board of Directors delegates the administration of the plan to a committee. The options vest over a three-year period and expire ten years from the date of grant. A summary of the status of the Company's stock option plan as of December 31, 2001, 2000 and 1999 and changes during these periods is presented below:

	For the Year Ended December 31, 2001		For the Year Ended December 31, 2000		For the Period from Inception (September 14, 1999) through December 31, 1999
	Number of Option Shares	Weighted- Average Exercise Price	Number of Option Shares	Weighted- Average Exercise Price	Number of Option Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	590,500	$5.30	115,000	$5.50	—	$—
Granted	34,000	8.16	520,500	5.29	115,000	5.50
Exercised	(36,099)	5.14	—	—	—	—
Forfeited	(36,567)	5.56	(45,000)	5.78	—	—

Outstanding at end of year	551,834	$5.47	590,500	$5.30	115,000	$5.50

Options exercisable at year end	374,156		276,166		—
Shares available for grant at year end	112,067		109,500		585,000
Weighted-average fair value of options granted during the year		$2.93		$1.51		$1.28

        The following table summarizes information about the Company's stock options outstanding at December 31, 2001:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding at Year end	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options Exercisable at Year end	Weighted- Average Exercise Price
$4.18 - $5.87	517,834	5.6	$5.29	374,156	$5.20
$6.00 - $8.98	34,000	9.4	$8.16	—	$—

$4.18 - $8.98	551,834	5.9	$5.47	374,156	$5.20

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

	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000	For the Period from Inception (September 14, 1999) through December 31, 1999
	(in thousands except per share data)
Net income (loss):
As reported	$1,573	$1,456	$(491)
Pro forma	1,362	1,276	(504)
Net income (loss) per share:
As reported:
Basic	$0.26	$0.25	$(0.12)
Diluted	0.25	0.25	(0.12)
Pro forma:
Basic	$0.22	$0.22	$(0.12)
Diluted	0.22	0.22	(0.12)

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2001	2000	1999
Expected option life—years	4.50	3.50	5.00
Risk-free interest rate	4.24%	6.36%	5.97%
Dividend yield	0.00%	0.00%	0.00%
Volatility	33.70%	25.79%	24.00%

        In 1999, the Company adopted a restricted stock plan for selected employees, directors and consultants of the Company and its subsidiaries. The aggregate number of shares of common stock which may be issued under the plan may not exceed 300,000 shares. No shares were granted under this plan during 2001. The number of shares granted under this plan were 27,500 and 40,000 for 2000 and 1999, respectively. The Company recognized compensation expense related to these grants of $129,000 and $116,000 for the years ended December 31, 2001 and 2000, respectively. The shares vest over a three year period.

6. Income Taxes

        The following table sets forth the difference between the provision for income taxes and the amounts computed by applying the statutory federal rate (in thousands).

	For the Year Ended December 31,		For the Period from Inception (September 14, 1999) through December 31, 1999
	2001	2000
Tax expense at 35% of income before income taxes	$1,811	$743	$(172)
State income taxes	9	17	—
Change in the valuation allowance against deferred tax asset	—	(192)	192
Impact of higher statutory rates on
Canadian income	401	151	—
Canadian resource allowance	(1,016)	(375)	—
Canadian Crown payments (net of Alberta Royalty Tax Credit)	934	455	—
Other	(48)	(132)	(20)

	$2,091	$667	$—

        Deferred income taxes generally result from recognizing income and expenses at different times for financial and tax reporting. In the U.S., the largest differences are the tax effects of the capitalization of certain development, exploration and other costs, recording proceeds from the sale of properties in the full cost pool and the provision for impairment of oil and gas properties. In Canada, the largest difference results from accelerated recovery of capital expenditures for tax purposes. The following table sets forth the Company's long-term tax assets and liabilities at December 31, 2001 and 2000.

	December 31, 2001
	United States	Canada	Total
	(in thousands)
Deferred tax asset:
Net operating loss carryforward	$2,352	$—	$2,352

Gross deferred tax assets	2,352	—	2,352
Deferred tax liability:
Property and equipment	(1,537)	(3,195)	(4,732)
Taxes related to unrealized hedging gains	(74)	(128)	(202)
Other	(69)	—	(69)

Gross deferred tax liabilities	(1,680)	(3,323)	(5,003)

Net deferred tax asset (liability)	$672	$(3,323)	$(2,651)

	December 31, 2000
	United States	Canada	Total
	(in thousands)
Deferred tax asset:
Net operating loss carryforward	$921	$—	$921
Other	26	53	79

Gross deferred tax assets	947	53	1,000
Deferred tax liability:
Property and equipment	(991)	(2,993)	(3,984)

Gross deferred tax liabilities	(991)	(2,993)	(3,984)

Net deferred tax asset (liability)	$(44)	$(2,940)	$(2,984)

        As of December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of $6.3 million which expire in the years 2019 through 2021.

7. Business and Geographical Segments

        Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). For the years ended December 31, 2001 and 2000, Carbon had two reportable and geographic segments: BFC and CEC, representing oil and gas operations in the United States and Canada, respectively. The segments are strategic business units which operate in unique geographic locations. The segment data presented below was prepared on the same basis as Carbon's consolidated financial statements (in thousands).

	For the Year Ended December 31, 2001
					For the Period from February 18, through December 31, 2000 Canada
				For the Year Ended December 31, 2000 United States
	United States	Canada	Total			Total
Revenues:
Oil and gas sales	$10,341	$11,080	$21,421	$11,054	$5,374	$16,428
Marketing and other, net	532	2	534	245	(70)	175

	10,873	11,082	21,955	11,299	5,304	16,603
Expenses:
Oil and gas production costs	3,555	1,626	5,181	3,774	793	4,567
Depreciation, depletion and amortization	3,536	2,698	6,234	4,042	1,494	5,536
General and administrative, net	2,767	1,736	4,503	1,989	1,260	3,249
Interest, net	653	183	836	917	187	1,104

Total operating expenses	10,511	6,243	16,754	10,722	3,734	14,456
Minority interest	—	27	27	—	24	24

Income before income taxes	362	4,812	5,174	577	1,546	2,123
Income tax provision	135	1,956	2,091	44	623	667

Net income before cumulative effect of change in accounting principle	227	2,856	3,083	533	923	1,456
Cumulative effect of change in accounting principle, net of tax	(1,510)	—	(1,510)	—	—	—

Net income	$(1,283)	$2,856	$1,573	$533	$923	$1,456

Total assets	$42,429	$19,939	$62,368	$44,279	$18,201	$62,480

8. Major Customers

        For the year ended December 31, 2001, revenues from one customer of the Company's Canadian operations represented approximately 34% of the Company's consolidated revenues.

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

9. Fair Value of Financial Instruments

        The Company's financial instruments consist of cash, cash equivalents, accounts receivable, inventories, accounts payable, other accrued liabilities and long-term debt. Except for long-term debt, the carrying amounts of such financial instruments approximate fair value due to their short maturities. As a result of the variable interest rates on the Company's debt facilities at December 31, 2001, the fair market value of long-term debt was not materially different from its carrying amount. The Company's derivative instruments, which are intended to manage commodity price risks are recorded at fair market value. See Note 1 to the Consolidated Financial Statements for additional information.

10. Marketing, Trading and Other Activities

        The Company engages in natural gas trading activities in the United States which involve purchasing natural gas from third parties and selling natural gas to other parties. These transactions are typically short-term in nature and involve positions whereby the underlying quantities generally offset. The Company has reduced its efforts concerning the marketing of third party natural gas and anticipates that natural gas trading activities will significantly decline in 2002. Trading income associated with these activities is presented on a net basis in the statements of operations as a component of marketing and other revenues. The following table sets forth the gross trading activities and other significant components of marketing and other revenue (in thousands).

	For the Year Ended December 31,
			For the Period from Inception (September 14, 1999) through December 31, 1999
	2001	2000
Revenues, gross	$4,145	$5,445	$1,032
Operating expenses, gross	4,037	5,515	1,028

Net trading income (loss)	108	(70)	4
Non-hedge derivative contracts	1,290	—	—
Impairment of accounts receivable	(625)	—	—
Impairment of oil and gas hedges	(328)	—	—
Transportation and gathering	90	47	7
Section 29 tax credits		176	26
Other	(1)	22	1

Total marketing and other revenue	$534	$175	$38

11. Disclosures about Oil and Gas Activities

        (A)  Costs Incurred in Oil and Gas Producing Activities

        The following table sets forth costs incurred in oil and gas property acquisition, exploration and development activities for the years ended December 31, 2001 and 2000 and the period from inception (September 14, 1999) through December 31, 1999.

	United States	Canada	Total
	(in thousands)
2001
Acquisition of properties(1):
Proved properties	$—	$—	$—
Unproved properties	1,540	525	2,065
Exploration(2)	9,513	214	9,727
Development(3)	5,300	5,440	10,740

Total	$16,353	$6,179	$22,532

2000(4)
Acquisition of properties:
Proved properties	$—	$14,176	$14,176
Unproved properties	1,217	161	1,378
Exploration	2,895	19	2,914
Development	1,495	3,627	5,122

Total	$5,607	$17,983	$23,590

1999(5)
Acquisition of properties:
Proved properties	$24,535	$—	$24,535
Unproved properties	7,879	—	7,879
Exploration	347	—	347
Development	138	—	138

Total	$32,899	$—	$32,899

(1)
Property acquisition costs include costs incurred to purchase, lease or otherwise acquire a property.

(2)
Exploration costs include the costs of geological and geophysical activity, dry holes and drilling and equipping exploratory wells.

(3)
Development costs include costs incurred to gain access to and prepare development well locations for drilling and to drill and equip development wells and costs for supporting production facilities consisting primarily of natural gas gathering systems.

(4)
Canadian results for 2000 are the results of CEC subsequent to its acquisition by Carbon in February 2000.

(5)
United States results for 1999 are the results of the Company from its inception (September 14, 1999) through December 31, 1999.

(B)
Aggregate Capitalized Costs

        The following table sets forth the aggregate capitalized costs relating to oil and gas activities at the end of each of the years indicated.

	December 31, 2001
	United States	Canada	Total
	(in thousands)
Oil and gas properties, full cost method:
Unevaluated properties not being amortized	$6,892	$608	$7,500
Evaluated costs	41,247	21,503	62,750

Total capitalized costs	48,139	22,111	70,250
Less—Accumulated DD&A	(7,941)	(4,013)	(11,954)

Net capitalized costs	$40,198	$18,098	$58,296

	December 31, 2000
	United States	Canada	Total
	(in thousands)
Oil and gas properties, full cost method:
Unevaluated properties not being amortized	$6,412	$164	$6,576
Evaluated costs	32,094	17,453	49,547

Total capitalized costs	38,506	17,617	56,123
Less—Accumulated DD&A	(4,553)	(1,485)	(6,038)

Net capitalized costs	$33,953	$16,132	$50,085

        The Company anticipates that substantially all unevaluated costs will be classified as evaluated costs within five years.

(C)
Estimated Proved Oil and Gas Reserves (Unaudited)

        The table below sets forth the estimated quantities of year end proved reserves after royalty burdens at December 31, 2001, 2000 and 1999. The reserve estimates for properties located in the United States were prepared by Ryder Scott Company, an independent reservoir engineering firm, and the Canadian reserve estimates were prepared by Sproule Associates Limited, independent geological petroleum engineering consultants.

	Oil and Liquids (MBbl)			Natural Gas (MMcf)
	United States	Canada(1)	Total	United States	Canada(1)	Total
Balance, September 14, 1999	—	—	—	—	—	—
Revisions of previous estimates	2	—	2	250	—	250
Purchases of reserves in place	235	—	235	31,331	—	31,331
Production	(9)	—	(9)	(569)	—	(569)

Balance, December 31, 1999	228	—	228	31,012	—	31,012
Revisions of previous estimates	278	—	278	4,179	—	4,179
Extensions, discoveries and additions	70	146	216	283	7,727	8,010
Purchases of reserves in place	—	355	355	—	12,452	12,452
Production	(69)	(40)	(109)	(3,374)	(1,312)	(4,686)

Balance, December 31, 2000	507	461	968	32,100	18,867	50,967
Revisions of previous estimates	(10)	(51)	(61)	(679)	(2,560)	(3,239)
Extensions, discoveries and additions	34	79	113	10,968	5,575	16,543
Purchases of reserves in place	—	9	9	—	405	405
Production	(81)	(59)	(140)	(2,810)	(2,419)	(5,229)
Sales of reserves in place	(38)	—	(38)	(5,587)	—	(5,587)

Balance, December 31, 2001	412	439	851	33,992	19,868	53,860

Proved developed reserves(2):
December 31, 1999	212	—	212	26,232	—	26,232
December 31, 2000	382	411	793	26,422	16,193	42,615
December 31, 2001	401	352	753	28,949	14,710	43,659

(1)
Canadian reserves are presented only for 2001 and 2000 as the Company acquired CEC in February 2000.

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
Standardized Measure (Unaudited)

        The standardized measure schedule is presented pursuant to the disclosure requirements of the SEC and Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities" (SFAS No. 69).

        The standardized measure is intended to provide a standard of comparable measurement of the Company's estimated proved oil and gas reserves based on pricing and costs existing as of December 31, 2001, 2000 and 1999. Pursuant to SFAS No. 69, future oil and gas revenues are calculated by multiplying the oil and gas production volumes expected to be produced in each year throughout the life of the properties by the oil and prices in effect at the end of the reporting period. Future price changes are considered only to the extent provided by contractual arrangement in existence at year end. Production and development costs are based upon costs at each year end and are held constant for the life of the properties. Future income tax expenses are estimated by applying the statutory tax rate of 35% in the United States and a combined Federal and Provincial rate ranging from 37 - 41% in Canada with recognition of tax basis, net operating loss carryforwards and other statutory deductions. Estimates for future general and administrative and interest expense have not been considered. For standardized measure purposes, the Company estimates future income taxes using the "year-by-year" method. For ceiling test purposes, the Company estimates future income taxes using the "short-cut" method. Discounted amounts are based on a 10% annual discount rate.

        The following table sets forth the Company's standardized measure of discounted future net cash flows at December 31, 2001, 2000 and 1999.

	December 31, 2001
	United States	Canada	Total
	(in thousands)
Future oil and gas revenue	$84,038	$55,219	$139,257
Future production costs	(24,141)	(18,698)	(42,839)
Future development costs	(6,734)	(3,497)	(10,231)
Future income tax expense	(6,224)	(8,537)	(14,761)

Future net cash flows	46,939	24,487	71,426
10% annual discount for estimated timing of cash flows	(18,235)	(5,379)	(23,614)

Standardized measure of discounted future net cash flows	$28,704	$19,108	$47,812

        The computation of the standardized measure of discounted future net cash flow relating to proved oil and gas reserves at December 31, 2001 was based on average oil and liquids prices of $18.45 per barrel in the United States and $13.02 per barrel in Canada, and average natural gas prices of $2.25 per Mcf in the United States and $2.30 per Mcf in Canada.

	December 31, 2000
	United States	Canada	Total
	(in thousands)
Future oil and gas revenue	$326,156	$186,815	$512,971
Future production costs	(51,331)	(14,828)	(66,159)
Future development costs	(7,923)	(2,719)	(10,642)
Future income tax expense	(75,844)	(65,986)	(141,830)

Future net cash flows	191,058	103,282	294,340
10% annual discount for estimated timing of cash flows	(79,804)	(27,872)	(107,676)

Standardized measure of discounted future net cash flows	$111,254	$75,410	$186,664

        The computation of the standardized measure of discounted future net cash flow relating to proved oil and gas reserves at December 31, 2000 was based on average oil and liquids prices of $25.50 per barrel in the United States and $21.73 per barrel in Canada, and average natural gas prices of $9.76 per Mcf in the United States and $9.00 per Mcf in Canada.

	December 31, 1999
	United States	Canada(1)	Total
	(in thousands)
Future oil and gas revenue	$68,542	$—	$68,542
Future production costs	(19,473)	—	(19,473)
Future development costs	(5,916)	—	(5,916)
Future income tax expense	(772)	—	(772)

Future net cash flows	42,381	—	42,381
10% annual discount for estimated timing of cash flows	(16,952)	—	(16,952)

Standardized measure of discounted future net cash flows	$25,429	$—	$25,429

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

        The tables below set forth the principle sources of changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2001 and 2000 and the period from inception (September 14, 1999) through December 31, 1999.

	December 31, 2001
	United States	Canada	Total
	(in thousands)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves, at beginning of year	$111,254	$75,410	$186,664
Changes resulting from:
Sales and transfers of oil and gas produced, net of production costs	(8,236)	(9,993)	(18,229)
Net change in sales price and future production costs	(105,421)	(83,846)	(189,267)
Net changes in future development costs	4,678	1,074	5,752
Net changes due to extensions, discoveries and improved recovery	8,964	4,924	13,888
Revision of previous quantity estimates	(634)	(3,103)	(3,737)
Purchase of reserves in place	—	320	320
Sales of reserves in place	(23,957)	—	(23,957)
Accretion of discount	15,353	11,146	26,499
Net change in income tax	39,872	33,520	73,392
Other	(13,169)	(10,344)	(23,513)

Net changes	(82,550)	(56,302)	(138,852)

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves, at end of year	$28,704	$19,108	$47,812

	December 31, 2000
	United States	Canada(1)	Total
	(in thousands)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves, at beginning of year	$25,429	$—	$25,429
Changes resulting from:
Sales and transfers of oil and gas produced, net of production costs	(10,302)	(6,961)	(17,263)
Net change in sales price and future production costs	113,753	—	113,753
Net changes in future development costs	(1,269)	—	(1,269)
Net changes due to extensions, discoveries and improved recovery	2,243	35,084	37,327
Revision of previous quantity estimates	27,019	—	27,019
Purchase of reserves in place	—	76,377	76,377
Accretion of discount	2,619	—	2,619
Net change in income tax	(41,502)	(39,094)	(80,596)
Other	(6,736)	10,004	3,268

Net changes	85,825	75,410	161,235

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves, at end of year	$111,254	$75,410	$186,664

(1)
Changes in Canadian reserves for 2000 represent changes since the Company's acquisition of CEC in February 2000.

	December 31, 1999
	United States	Canada(1)	Total
	(in thousands)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves, at inception (September 14, 1999)	$—	$—	$—
Changes resulting from:
Sales and transfers of oil and gas produced, net of production costs	(1,140)	—	(1,140)
Net change in sales price and future production costs	(7,248)	—	(7,248)
Revision of previous quantity estimates	23	—	23
Purchase of reserves in place	34,136	—	34,136
Accretion of discount	341	—	341
Other	(683)	—	(683)

Net changes	25,429	—	25,429

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves, at end of year	$25,429	$—	$25,429

(1)
Changes in Canadian reserves for 1999 are not presented as the Company acquired CEC in February 2000.

12. Quarterly Financial Data (Unaudited)

        The following table sets forth the Company's quarterly results of operations for 2001 and 2000.

	2001
	March 31,	June 30,	September 30,	December 31,
	(in thousands except per share data)
Operating revenues	$8,303	$6,315	$3,710	$3,627
Operating expenses	1,368	1,260	1,268	1,285
Operating margin	6,935	5,055	2,442	2,342
Net income (loss)	1,016	1,304	(304)	(443)
Basic earnings per share	0.17	0.22	(0.05)	(0.07)
Diluted earnings per share	0.16	0.21	(0.05)	(0.07)
	2000
	March 31,	June 30,	September 30,	December 31,
Operating revenues	$3,145	$3,676	$4,024	$5,758
Operating expenses	934	999	1,239	1,395
Operating margin	2,211	2,677	2,785	4,363
Net income	230	118	172	936
Basic earnings per share	0.04	0.02	0.03	0.16
Diluted earnings per share	0.04	0.02	0.03	0.15

        In the fourth quarter of 2001, the Company commenced reporting its Canadian royalty expense, net of Alberta Royalty Tax Credit, as a component of oil and gas revenues. Formerly this expense was presented as a component of operating expenses. The above table reflects this methodology. The following table sets forth the Company's quarterly results of operations as originally reported.

	2001
	March 31,	June 30,	September 30,	December 31,
	(in thousands)
Operating revenues	$9,481	$6,890	$4,301	n/a
Operating expenses	2,546	1,835	1,859	n/a
	2000
	March 31,	June 30,	September 30,	December 31,
Operating revenues	$3,233	$3,903	$4,363	$6,320
Operating expenses	1,022	1,226	1,578	1,957

Bonneville Fuels Corporation
and Subsidiaries

Consolidated Financial Statements

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

Hein + Associates LLP
March 1, 2000

BONNEVILLE FUELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	December 31,
	1999	1998
ASSETS
Current assets:
Cash	$249,000	$2,742,000
Restricted cash in Rabbi Trust	898,000	—
Accounts receivable, trade	2,499,000	4,972,000
Accounts receivable, other	69,000	8,000
Amounts due from broker	1,519,000	534,000
Prepaid expenses and other	131,000	233,000

Total current assets	5,365,000	8,489,000

Property and equipment, at cost:
Oil and gas properties, using the successful efforts method:
Unproved properties	3,025,000	2,745,000
Proved properties	34,128,000	29,679,000
Furniture and equipment	499,000	497,000

	37,652,000	32,921,000
Less accumulated depreciation, depletion and amortization	(21,022,000)	(18,891,000)

Property and equipment, net	16,630,000	14,030,000

Other assets:
Deposits and other	240,000	276,000
Rabbi Trust	648,000	—
Deferred loan costs, net	29,000	45,000

Total other assets	917,000	321,000

Total assets	$22,912,000	$22,840,000

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,490,000	$7,116,000
Accrued production taxes payable	284,000	335,000
Undistributed revenue	637,000	476,000

Total current liabilities	3,411,000	7,927,000

Commitments and contingencies (notes 2, 4, 6 and 8)	—	—
Long-term debt	9,800,000	5,850,000
Stockholder's equity:
Common stock, $.01 par value; 1,000 shares authorized, issued, and outstanding	—	—
Additional paid-in capital	3,475,000	3,475,000
Retained earnings	6,226,000	5,588,000

Total stockholder's equity	9,701,000	9,063,000

Total liabilities and stockholder's equity	$22,912,000	$22,840,000

See accompanying notes to these consolidated financial statements.

BONNEVILLE FUELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Ten Months Ended October 31,	For the Year Ended December 31,
	1999	1998	1997
Revenues:
Oil and gas sales	$7,820,000	$6,758,000	$6,429,000
Gas marketing and transportation	9,805,000	12,610,000	9,135,000
Electricity sales	1,782,000	1,331,000	506,000
Other	619,000	393,000	469,000

	20,026,000	21,092,000	16,539,000

Expenses:
Oil and gas production costs	2,860,000	3,254,000	2,779,000
Gas marketing and transportation	9,773,000	12,674,000	8,553,000
Cost of electricity	1,729,000	1,137,000	497,000
Depreciation, depletion and amortization expense	2,092,000	2,086,000	1,942,000
Exploration expense	800,000	556,000	772,000
Impairment expense	60,000	1,858,000	312,000
General and administrative expense	1,620,000	1,655,000	590,000
Interest expense	454,000	238,000	83,000

	19,388,000	23,458,000	15,528,000

Income (Loss) Before Taxes	638,000	(2,366,000)	1,011,000
Tax Expense (Benefit):
Current	—	(225,000)	279,000
Deferred	—	50,000	—

Net Income (Loss)	$638,000	$(2,191,000)	$732,000

See accompanying notes to these financial statements.

BONNEVILLE FUELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH OCTOBER 31, 1999

	Common Stock
			Additional Paid-in Capital	Retained Earnings
	Shares	Par Value			Total
Balances, January 1, 1997	1,000	$—	$1,812,000	$7,047,000	$8,859,000
Net income	—	—	—	732,000	732,000

Balances, December 31, 1997	1,000	—	1,812,000	7,779,000	9,591,000
Intercompany payables converted to equity by parent	—	—	1,663,000	—	1,663,000
Net loss	—	—	—	(2,191,000)	(2,191,000)

Balances, December 31, 1998	1,000	—	3,475,000	5,588,000	9,063,000
Net income	—	—	—	638,000	638,000

Balances, October 31, 1999	1,000	$—	$3,475,000	$6,226,000	$9,701,000

See accompanying notes to these financial statements.

BONNEVILLE FUELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Ten Months Ended October 31,	For the Year Ended December 31,
	1999	1998	1997
Cash flows from operating activities:
Net income (loss)	$638,000	$(2,191,000)	$732,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	—	50,000	—
Depreciation, depletion and amortization expense	2,071,000	2,067,000	1,942,000
Impairment of property and equipment	60,000	1,858,000	312,000
Amortization of loan costs	16,000	19,000	19,000
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, trade	2,404,000	(2,154,000)	(21,000)
Amount due from broker	(985,000)	(471,000)	152,000
Prepaid expenses and other	110,000	(50,000)	(36,000)
Rabbi Trust	(1,546,000)	—	—
Other assets	36,000	41,000	(26,000)
Increase (decrease in):
Accounts payable and accrued expenses	(4,626,000)	5,646,000	59,000
Accrued production taxes payable	(51,000)	78,000	(77,000)
Undistributed revenues	161,000	28,000	(194,000)
Deferred gain and other liabilities	—	—	52,000
Taxes payable to parent	—	(225,000)	279,000

Net cash provided (used) by operating activities	(1,712,000)	4,696,000	3,193,000

Cash flows from investing activities:
Capital expenditures for oil and gas properties	(4,731,000)	(5,948,000)	(4,442,000)

Net cash used in investing activities	(4,731,000)	(5,948,000)	(4,442,000)
Cash flows from financing activities:
Proceeds from note payable	6,675,000	4,650,000	3,600,000
Payments on note payable	(2,725,000)	(1,200,000)	(2,900,000)
Production payment received	—	—	319,000

Net cash provided by financing activities	3,950,000	3,450,000	1,019,000

Net increase (decrease) in cash and equivalents	(2,493,000)	2,198,000	(230,000)
Cash, beginning of year	2,742,000	544,000	774,000

Cash, end of year	$249,000	$2,742,000	$544,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$453,000	$236,000	$83,000

Noncash investing and financing activities-intercompany payable contributed to capital by parent	$—	$1,663,000	$—

See accompanying notes to these financial statements.

BONNEVILLE FUELS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Significant Accounting Policies

        Nature of Operation—Bonneville Fuels Corporation (BFC), which was a wholly-owned subsidiary of Bonneville Pacific Corporation (BPC), was incorporated in the State of Colorado in April 1987 and began doing business in June 1987. The Company owns four subsidiaries, Bonneville Fuels Marketing Corporation (BFMC), Bonneville Fuels Management Corporation (BFM Corp.), Bonneville Fuels Operating Corporation (BFO), and Colorado Gathering Corporation (CGC). Collectively, these entities are referred to as the Company. The Company's principal operations include exploration for and production of oil and gas reserves, marketing of natural gas, and gathering of natural gas. The Company from time to time also purchases and resells electricity.

        The Company was acquired by Carbon Energy Corporation (Carbon) on October 29, 1999 for approximately $23,858,000. The accompanying financial statements do not include the purchase price adjustments that will be recorded by Carbon.

        Principles of Consolidation—The consolidated financial statements include the accounts of BFC and its four wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements. The Company consolidates its pro rata share of oil and gas ventures in these consolidated financial statements.

        Cash Equivalents—The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

        Restricted Cash in Rabbi Trust—Restricted cash in Rabbi Trust represents payments to be made within the next year to severed employees.

        Gas Marketing—The Company's marketing contracts are generally month-to-month or up to eighteen months, and provide that the Company will sell gas to end users which is produced from the Company's properties and acquired from third parties.

        Amounts Due From Broker—This account generally represents net cash margin deposits held by a brokerage firm for the Company's trading accounts.

        Oil and Gas Producing Activities—The Company follows the "successful efforts" method of accounting for its oil and gas properties, all of which are located in the continental United States. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, the costs of drilling the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive.

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

        Revenue Recognition—The Company recognizes revenue for oil and gas production upon delivery of the commodity to the purchaser.

        The Company records sales and related cost of sales on gas and electricity marketing transactions using the accrual method of accounting (i.e., the transaction is recorded when the commodity is purchased and/or delivered).

        Undistributed Revenue—Represents amounts due to other owners of jointly owned oil and gas properties for their revenue from the properties.

        Energy Marketing Arrangements—In 1998, BFC entered into an agreement to manage certain natural gas contracts of an unrelated entity. This agreement was terminated on April 30, 1999. For some contracts, BFC takes title to the gas purchased to service these contracts prior to the sale under the contracts. For these contracts, BFC records all revenue, expenses, receivables and payables associated with the contracts. In contracts where title is not taken, BFC records only the margin associated with the transaction.

        Other Property and Equipment—Depreciation of other property and equipment is calculated using the straight-line method over the estimated useful lives (ranging from 3 to 25 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating expense as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

        Deferred Loan Costs—Costs associated with the Company's note payable have been deferred and are being amortized using the effective interest method over the original term of the note.

        Gas Balancing—The Company uses the sales method of accounting for amounts received from natural gas sales resulting from production credited to the Company in excess of its revenue interest share. Under this method, all proceeds from production credited to the Company are recorded as revenue until such time as the Company has produced its share of related estimated remaining reserves. Thereafter, additional amounts received are recorded as a liability.

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

        Accounting for Hedged Transactions—The Company periodically enters into futures, forwards, and swap contracts as hedges of commodity prices associated with the production of oil and gas and with the purchase and sale of natural gas in order to mitigate the risk of market price fluctuations. Changes in the market value of futures, forwards, and swap contracts are not recognized until the related production occurs or until the related gas purchase or sale takes place. Realized losses from any positions which were closed early are deferred and recorded as an asset or liability in the accompanying balance sheet, until the related production, purchase or sale takes place. Gains and losses incurred on these contracts are included in oil and gas revenue or in gas marketing costs in the accompanying statements of operations.

        Accounting Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes. The actual results could differ from those estimates.

        Impact of Recently Issued Accounting Pronouncements (Unaudited)—In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This pronouncement is effective for fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to report all derivatives at fair value as either assets or liabilities and bases the accounting treatment of the derivatives on the reasons an entity holds the instrument. The Company is currently reviewing the effects SFAS No. 133 will have on the financial statements in relation to the Company's hedging activities.

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

5. Exploration Expense

        Exploration expense consists of the following:

	For the Ten Months Ended October 31,	For the Year Ended December 31,
	1999	1998	1997
Annual rental payments on unproved properties	$20,000	$82,000	$84,000
Geological and geophysical cost	476,000	390,000	89,000
Dry hold costs and abandonments	304,000	84,000	599,000

	$800,000	$556,000	$772,000

6. Commitments

        Office Lease—The Company leases office space under a noncancellable operating lease. Total rental expense was approximately $123,000, $139,000 and $58,000 for the 10 months ended October 31, 1999 and for the years ended December 31, 1998 and 1997, respectively. The Company has a lease agreement which provides for total minimum rental commitments of:

Remaining 1999	$24,000
2000	152,000
2001	158,000
2002	164,000
2003	28,000

$526,000

        Well Connection Reimbursement—The Company entered into a contract with an unrelated party in 1997 to connect certain wells to sales pipelines. The Company is obligated to reimburse the unrelated party for the difference between the gathering fees generated by these wells and the cost of connection. The accompanying financial statements contain an accrual of $250,000, representing management's current estimate of the potential liability under this agreement.

7. Income Taxes

        The components of the net deferred tax assets are as follows:

	As of October 31,	As of December 31,
	1999	1998
Excess of tax basis over book basis of oil and gas properties	$3,153,000	$1,873,000

Deferred tax assets	3,153,000	1,873,000
Less valuation allowance	(3,153,000)	(1,873,000)

Net deferred tax assets	$—	$—

        The effective tax rate of the Company differed from the Federal statutory rate primarily due to changes in the valuation allowance on the deferred tax assets.

8. Concentrations of Credit Risk and Price Risk Management

        Concentrations of Credit Risk—Substantially all of the Company's accounts receivable at October 31, 1999 result from crude oil and natural gas sales and/or joint interest billings to companies in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, since these entities may be similarly affected by changes in economic or other conditions. In determining whether or not to require collateral from a customer or joint interest owner, the Company analyzes the entity's net worth, cash flows, earnings, and credit ratings. Receivables are generally not collateralized. Historical credit losses incurred on trade receivables by the Company have been insignificant.

        The Company's revenues are predominantly derived from the sale of natural gas and management estimates that over 85% of the value of the Company's properties is derived from natural gas reserves.

        Energy Financial Instruments—BFC uses energy financial instruments and long-term user contracts to minimize its risk of price changes in the spot and fixed price natural gas and crude oil markets. Energy risk management products used include commodity futures and options contracts, fixed-price swaps, and basis swaps. Pursuant to company guidelines BFC is to engage in these activities only as a hedging mechanism against price volatility associated with pre-existing or anticipated gas or crude oil sales in order to protect profit margins. As of October 31, 1999, BFC has financial contracts which hedge a total of 4.1 Bcf (billion cubic feet) of production through December 31, 2001.

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

10. Unaudited Supplemental Oil and Gas Reserve Information

        Estimated Reserve Oil and Gas Quantities—The table below sets forth the estimated quantities of year end proved reserves at October 31, 1999 and December 31, 1998 and 1997. The estimates were prepared by Ryder Scott Company, an independent reservoir engineering firm.

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

        Standardized Measure—The Standardized Measure schedule is presented below pursuant to the disclosure requirements of the Securities and Exchange Commission and Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities" (SFAS 69). Future cash flows are calculated using year end oil and gas prices and operating expenses, and are discounted using a 10% discount factor.

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
(thousands of dollars)

	October 31, 1999	December 31, 1998	December 31, 1997
Future oil and gas revenue	$82,818	$49,428	$46,859
Future production and development costs	(26,490)	(18,507)	(18,155)

Future net cash flows	56,328	30,921	28,704
Discount @ 10%	(22,192)	(10,426)	(9,075)

Standardized measure of discounted future net cash flows	$34,136	$20,495	$19,629

Change in Standardized Measure of Discounted Future
Net Cash Flows from Estimated Proved Oil and Gas Reserves
(thousands of dollars)

	October 31, 1999	December 31, 1998	December 31, 1997
Standardized measure-beginning of period	$20,495	$19,629	$40,011
Sales and transfers of oil and gas produced, net of production costs	(4,960)	(3,754)	(3,650)
Net changes in prices and production costs	10,834	(999)	(20,485)
Extensions, discoveries and other additions	4,576	4,699	756
Purchase of reserves in place	—	147	1,610
Revisions of future development costs	(310)	87	1,069
Revisions of previous quantity estimates	2,818	279	(1,098)
Accretion of discount	1,708	1,963	4,001
Other	(1,025)	(1,556)	(2,585)

Net increase (decrease)	13,641	866	(20,382)

Standardized measure-end of period	$34,136	$20,495	$19,629

Costs Incurred in Property Acquisition,
Exploration and Development Activities
(in thousands)

	Ten Months Ended October 31, 1999	Year Ended December 31, 1998	Year Ended December 31, 1997
Acquisition of properties:
Proved properties	$—	$95	$2,230
Unproved properties	248	473	—
Exploration	3,088	1,932	599
Development	1,371	3,784	1,812

Total costs incurred	$4,707	$6,284	$4,641

Capitalized Costs Related to Oil and Gas
Producing Activities
(in thousands)

	October 31, 1999	December 31, 1998
Capitalized costs:
Unproven properties not being amortized	$3,025	$2,745
Properties being amortized:
Productive and nonproductive	33,970	29,521
Gas transportation system	158	158

Costs being amortized	34,128	29,679
Total capitalized costs	37,153	32,424
Less: Accumulated DD&A	(21,022)	(18,891)

Net capitalized costs	$16,131	$13,533

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        For Part III, the information set forth in the Company's definitive Proxy Statement for the Company's 2002 Annual Meeting of Shareholders, to be filed, is incorporated by reference into this Report.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) Financial Statements:
See indexes to Financial Statements of Carbon and BFC in Item 8.

Schedules are omitted because of the absence of the conditions under which they are required or because the information is included in the Consolidated Financial Statements or notes to the Consolidated Financial Statements.
(b)	Reports on Form 8-K:
The following report was filed by the Company on Form 8-K during the quarter ended December 31, 2001: None.
(c)	Exhibits:
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of Carbon Energy Corporation, incorporated by reference to Exhibit 2 of the Company's registration statement on Form S-4, No. 333-89783, effective January 18, 2000.
3.2	Bylaws of Carbon Energy Corporation, incorporated by reference to Exhibit 3 of the Company's registration statement on Form S-4, No. 333-89783, effective January 18, 2000.
10.1	1999 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the Company's registration statement on Form S-4, No. 333-89783, effective January 18, 2000.
10.2	1999 Restricted Stock Plan, incorporated by reference to Exhibit 10.2 of the Company's registration statement on Form S-4, No. 333-89783, effective January 18, 2000.
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
23.1	Consent of Arthur Andersen LLP *
23.2	Consent of Hein + Associates LLP *
23.3	Consent of Ryder Scott Company, L.P. *
23.4	Consent of Sproule Associates Limited *
24	Power of Attorney *
99	Letter from Registrant to the Securities and Exchange Commission relating to Arthur Andersen LLP*

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2002

CARBON ENERGY CORPORATION
By:	/s/ PATRICK R. MCDONALD Patrick R. McDonald, President and Chief Executive Officer
By:	/s/ KEVIN D. STRUZESKI Kevin D. Struzeski, Treasurer and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title		Signature

April 1, 2002	Cortlandt S. Dietler,	)
	Director	)
)
April 1, 2002	David H. Kennedy,	)
	Director	)	/s/ PATRICK R. MCDONALD
)
April 1, 2002	Bryan H. Lawrence,	)	Patrick R. McDonald, for himself and as
	Director	)	Attorney-in-Fact for the named directors
		)	who together constitute all of the members
April 1, 2002	Peter A. Leidel,	)	of Registrant's Board of Directors
	Director	)
)
April 1, 2002	Patrick R. McDonald,	)
	Director	)
)
April 1, 2002	Harry A. Trueblood, Jr.,	)
	Director	)
)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
23.1	Consent of Arthur Andersen LLP
23.2	Consent of Hein + Associates LLP
23.3	Consent of Ryder Scott Company, L.P.
23.4	Consent of Sproule Associates Limited
24	Power of Attorney
99	Letter from Registrant to the Securities and Exchange Commission relating to Arthur Andersen LLP