Form 10-K/A
period 2002-12-31
CARBON ENERGY CORP
filed 2003-04-30
CIK 1096019

SECURITES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-K/A

Amendment No. 1

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

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors are listed below with a description of their experience and certain other information.  Each director was elected to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified.  Two of the Company’s directors, Mr. Lawrence and Mr. Leidel, were persons selected as nominees by Yorktown Energy Partners III, L.P. (Yorktown) in accordance with the exchange agreement described in Item 13 below.  Mr. McDonald was selected as a director pursuant to requirements of the exchange agreement and his employment agreement.  Each of Carbon’s two executive officers serves at the pleasure of the Board of Directors and in accordance with their employment agreements.

Directors and Officers

The following sets forth certain information about the executive officers and directors of the Company:

Name	Age	Position

Patrick R. McDonald	46	President, Chief Executive Officer and Director
Kevin D. Struzeski	44	Treasurer and Chief Financial Officer
Cortlandt S. Dietler	81	Director
David H. Kennedy	53	Director
Bryan H. Lawrence	60	Director
Peter A. Leidel	46	Director
Harry A. Trueblood, Jr.	77	Director

Patrick R. McDonald became Carbon’s President, Chief Executive Officer and a director in September 1999.  He has been Chairman and Chief Executive Officer of CEC since July 1998.  From 1987 until 1997, Mr. McDonald was Chairman and President of Interenergy Corporation, Denver, Colorado.  Since January 1998, he has been the sole member of McDonald Energy, LLC.  Mr. McDonald is a petroleum geologist.

Kevin D. Struzeski became Carbon’s Treasurer and Chief Financial Officer on September 14, 1999.  He has been Treasurer and Chief Financial Officer for CEC since November 1998.  Mr. Struzeski was employed as Accounting Manager, MediaOne Group from 1997 to 1998 and prior to that he was employed as Controller, Interenergy Corporation from 1995 to 1997.

Cortlandt S. Dietler has served as a director of Carbon since December 1999.  Mr. Dietler has been the Chairman of TransMontaigne Inc., which owns and operates terminals and pipelines for the transportation of oil, gas and other petroleum products, since April 1995.  Mr. Dietler was Chief Executive Officer of TransMontaigne from April 1995 through September 1999.  He was the founder, Chairman and Chief Executive Officer of Associated Natural Gas Corporation, a natural gas gathering, processing and marketing company, prior to its 1994 merger with PanEnergy Corporation, on whose Board he served as an Advisory Director, prior to its merger with Duke Energy Corporation.  Mr. Dietler also serves as a director of Hallador Petroleum Company (OTC-HPCO.OB), Cimarex Energy Co. (NYSE-XEC), and Forest Oil Corporation (NYSE-FST).

David H. Kennedy has served as a director of Carbon since September 1999.  From March 1981 through December 1998, Mr. Kennedy was a managing director of First Reserve Corp. and was responsible for investing and monitoring part of its portfolio of energy investments.  Since January 1999, Mr. Kennedy has acted as a consultant to and investor in the energy industry.  He serves as a director of Maverick Tube Corporation (NYSE-MVK).

Bryan H. Lawrence has served as a director of Carbon since September 1999.  Mr. Lawrence is a founder and member of Yorktown Partners LLC which was established in September 1997.  Yorktown Partners LLC is the manager of private equity partnerships that invest in the energy industry.  Mr. Lawrence had been employed at Dillon, Read & Co. Inc. since 1966, serving as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997.  Mr. Lawrence also serves as a Director of Crosstex Energy, L.P. (NASDAQ-XTEX), D & K Healthcare Resources, Inc.

(NASDAQ-DKWD), Hallador Petroleum Company (OTC-HPCO.OB), TransMontaigne Inc. (ASE-TMG), Vintage Petroleum, Inc. (NYSE-VPI) and certain non-public companies in the energy industry in which the Yorktown partnerships hold equity interests.

Peter A. Leidel has served as a director of Carbon since September 1999.  Mr. Leidel is a founder and member of Yorktown Partners LLC which was established in September 1997.  Yorktown Partners LLC is the manager of private equity partnerships that invest in the energy industry.  Previously, he was a partner of Dillon, Read & Co. Inc.’s venture capital fund and has invested in a variety of private companies with a particular focus on energy investments since 1983.  He was previously employed in corporate treasury positions at Mobil Corporation and worked for KPMG Peat Marwick and the U.S. Patent and Trademark Office.  Mr. Leidel is a director of Cornell Companies, Inc. (NYSE-CRN), Willbros Group, Inc. (NYSE-WG) and certain non-public companies in the energy industry in which the Yorktown partnerships hold equity interests.

Harry A. Trueblood, Jr. has served as a director of Carbon since February 2000.  Mr. Trueblood is currently owner and managing member of HAT Resources, LLC.  He was formerly President and Chief Executive Officer of CEC from 1972 until June 1998.  Mr. Trueblood also was founder and served as Chairman, President and CEO of Columbus Energy Corp., the former parent of CEC, from 1982 through December 2000 and also was founder and served as President and CEO of Consolidated Oil & Gas, Inc., the former parent of both CEC and Columbus from 1958 to 1988.

COMPLIANCE WITH SECTION 16 (a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons who beneficially own more than ten percent of the Company’s stock to file initial reports of ownership and reports of changes of ownership at specified times with the Securities and Exchange Commission and the American Stock Exchange.  Copies of such reports are required to be furnished to the Company.

Based solely on a review of copies of such reports furnished to the Company, the Company believes that all Section 16(a) filing requirements of its directors, officers and beneficial owners of more than 10% of the outstanding shares of the Company for the year ending December 31, 2002 have been complied with in a timely manner.

ITEM 11.                                              EXECUTIVE COMPENSATION

The following table summarizes the compensation paid during the last three fiscal years by Carbon to each of the two executive officers of Carbon.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus(1) ($)	Restricted Stock Awards(2) ($)	Securites Underlying Options(3) (#)	All Other Compensation ($)
Patrick R. McDonald	2002	244,764	301,900	—	—	166,662	(4)
President and Chief Executive Officer	2001	229,050	138,000	—	—	6,300
	2000	203,642	102,733	58,625	—	14,035

Kevin D. Struzeski	2002	115,000	53,000	19,975	5,000	28,452	(5)
Chief Financial Officer and Treasurer	2001	110,000	25,000	—	—	5,250
	2000	100,321	30,000	14,656	5,000	9,774

(1)                                  Includes $250,000 and $40,000 paid in January 2003 to Mr. McDonald and Mr. Struzeski, respectively, for bonuses accrued in 2002.

(2)                                  Granted pursuant to the Company’s 1999 restricted stock plan and valued at the fair market value of $7.99 and $5.86 per share on the date of grant for 2002 and 2000, respectively.  No shares were granted under this plan during 2001.  The restricted stock vests 33.33% each year over a three year period from the date of the grant.  All restricted stock outstanding under this plan becomes fully vested upon a change of control as defined in the plan.  A change of control would include shareholder approval of Carbon’s proposed merger with Evergreen Resources, Inc.

(3)                                  Granted pursuant to the Company’s 1999 stock option plan.

(4)                                  Includes contributions of $5,500, $5,250 and $4,800 made by the Company in 2002, 2001 and 2000, respectively, to the Company’s 401(k) plan on behalf of Mr. McDonald, $1,050 attributable to the Company’s payment for a term life insurance policy on behalf of Mr. McDonald in 2002, 2001 and 2000, and $108,160 related to a stock appreciation amount paid in 2002 to Mr. McDonald by Carbon for the cancellation of an option.  For further information see Item 13 below.  The balance of the amounts for 2002 and 2000 represent amounts paid for untaken leave.

(5)                                  Includes contributions of $5,500, $5,250 and $5,250 made by the Company in 2002, 2001 and 2000, respectively, to the Company’s 401(k) plan on behalf of Mr. Struzeski.  The balance of the amounts for 2002 and 2000 represent amounts paid for untaken leave.

STOCK OPTION GRANTS AND EXERCISES

In 1999, Carbon adopted a stock option plan.  All salaried employees of the Company and its subsidiaries are eligible to receive both incentive stock options and nonqualified stock options.  Directors and consultants who are not employees of the Company or its subsidiaries are eligible to receive non-qualified stock options, but not incentive stock options under the plan.  The option price for the incentive stock options granted under the plan are not to be less than 100% of the fair market value of the shares subject to the option.  The option price for the nonqualified stock options granted under the plan are not to be less than 85% of the fair market value of the shares subject to the options. All outstanding options under the stock option plan become immediately exercisable in full, whether or not there are vesting requirements, upon the occurrence of a change in control as defined in the plan.  A change of control would include shareholder approval of Carbon’s proposed merger with Evergreen Resources, Inc.  The term of any stock option cannot exceed ten years.  The aggregate number of shares of common stock which may be issued under options granted pursuant to the plan may not exceed 700,000 shares.

The specific terms of grant and exercise are determined by the Compensation Committee of the Board of Directors.

The following table sets forth information concerning individual grants of stock options made to Carbon’s executive officers for the fiscal year ended December 31, 2002:

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
					5% ($)	10% ($)

Kevin D. Struzeski	5,000	8.3%	7.99	2/29/12	25,124	63,670

_________________________

(1)                                  The columns present hypothetical future realizable values of the options, obtainable upon exercise of the option’s exercise price, assuming Carbon’s common stock appreciates at a 5% and 10% compound annual rate over the term of the options.  The 5% and 10% rates of market price appreciation are presented as examples pursuant to rules of the SEC and do not reflect management’s prediction of the future market price of our common stock.  No gain to the optionees is possible without an increase in the market price of the common stock above the option price.  There can be no assurance that the potential realizable values shown in this table will be achieved.  The potential realizable values presented are not intended to indicate the value of the options.

YEAR-END OPTION VALUE TABLE

The following table summarizes information as of December 31, 2002 with respect to exercisable and non-exercisable options held by the Company’s executive officers.  The table also includes the value of “in-the-money” options, which represents the closing price of a share of common stock on December 31, 2002 of $10.00, less the exercise price, multiplied by the number of shares subject to the unexercised options.

2002 YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Year-End		In-the-Money Value of Unexercised Options at Year End ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Patrick R. McDonald	148,000	—	666,000	—

Kevin D. Struzeski	48,333	6,667	233,790	16,947

EMPLOYMENT AGREEMENTS

In October, 2002, Patrick R. McDonald and Carbon entered into a three-year employment agreement, which provides for Mr. McDonald to be the President and Chief Executive Officer of Carbon at a base salary of not less than $242,000 per year, to be adjusted on each July 1 for cost of living increases in the U.S. consumer price index and to be reviewed annually by the Board of Directors or the Compensation Committee.  Carbon is to provide Mr. McDonald medical, dental and disability benefits and is to maintain for his benefit a life insurance policy in the amount of $2 million.  Carbon is also to pay for certain membership fees and dues of certain organizations to which Mr. McDonald has historically belonged.  If a payment to Mr. McDonald is subject to an excise tax under the Internal Revenue Code, Carbon will pay to Mr. McDonald an additional amount to cover the excise tax on an after-tax basis.  According to the employment agreement, Carbon is also to nominate and endorse Mr. McDonald as a director on Carbon’s Board of Directors so long as he is an officer of Carbon.  Prior to this employment agreement, Mr. McDonald had a three-year employment agreement which expired in October 2002.

If Mr. McDonald’s employment is terminated by Carbon for any reason other than “cause” (as defined in the agreement) or upon the death or disability of Mr. McDonald or if Mr. McDonald terminates his employment because of a material breach of the employment agreement by Carbon or because of a change in the position of Mr. McDonald with Carbon, then Mr. McDonald is to be paid a lump sum payment equal to 300% of his average annual compensation (which includes base salary and incentive compensation).  Also, in that event, his options and restricted stock become 100% vested.

Either Carbon or Mr. McDonald may terminate the agreement if there is a change in control of Carbon as defined in the employment agreement.  In the event of a change in control not supported by a majority of the Board of Directors, Mr. McDonald is to be paid 400% of his average annual compensation upon termination of the employment agreement.  In the event of a change in control supported by the Board of Directors, Mr. McDonald is to be paid 300% of his average annual compensation upon termination of the employment agreement by Carbon or 300% of his compensation upon termination of his employment by him.  In addition, upon a change in control, any outstanding stock options, stock appreciation rights and incentive awards (including restricted stock) granted to Mr. McDonald become 100% vested, without any restrictions.

In October, 1999, the Company entered into a two-year employment agreement with Mr. Struzeski.  The initial two year term ended in October, 2001, after which the agreement continues from year to year.  The agreement provides for Mr. Struzeski to be the Chief Financial Officer of Carbon at a base salary of $100,000 per year to be reviewed annually by the Board of Directors or the Compensation Committee, together with all benefits offered by Carbon to Carbon’s employees generally.  If Mr. Struzeski’s employment is terminated by Carbon for any reason other than “cause” or upon the death or disability of Mr. Struzeski or if Mr. Struzeski terminates his employment because of a change in the position of Mr. Struzeski with Carbon, Carbon is to pay Mr. Struzeski an amount equal to his compensation (pro rated on a monthly basis) multiplied by the remaining months of his employment agreement.  Also, in that event, his options and restricted stock become 100% vested.  The employment agreement with Mr. Struzeski provides that either Carbon or Mr. Struzeski may terminate the contract if there is a change in control of Carbon.  In the event of a change in control not supported by a majority of the Board of Directors, Mr. Struzeski is to be paid 300% of his average annual compensation (which includes base salary and incentive compensation) upon termination of the employment agreement.  In the event of a change in control supported by the Board of Directors, Mr. Struzeski is to be paid 200% of his compensation upon termination of his employment agreement by the Company or 100% of his compensation upon termination of his employment by him.  In the event of a change in control, any outstanding stock options, stock appreciation rights and incentive awards (including restricted stock) granted to Mr. Struzeski will become 100% vested, without restrictions.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors is comprised of non-employee directors of the Company.  The Committee establishes and reviews the compensation policies of the Company and administers the Company’s Stock Option and Restricted Stock Plans.  The Committee also establishes salary and bonus levels for officers.

The Committee believes that it is in the best interest of the Company and its shareholders for the cash compensation of its executive officers to be competitive with the compensation of executives of oil and gas companies of comparable size and geographical location and complexity of operations.

Awards of stock options and restricted stock are intended to serve as long-term compensation designed to align the interests of Carbon’s employees with the growth objectives of Carbon and its shareholders.

Stock options are granted only at the market price of the Company’s stock and will have value only if the price of the Company’s common stock increases.  Options typically have a term of ten years and vest 33% each year for three years following the grant.

Restricted stock grants typically vest 33% each year for three years following the grant.

The Committee considers various factors to determine the performance of the Company and its executives, including growth in natural gas and oil production, growth in reserves of natural gas and oil, cash flow, earnings before interest, taxes and depreciation (EBITDA) and net income.  The Committee has not established any particular formula nor identified any one particular factor as being more important than others in determining the performance of the Company and its executives.

For 2002, Carbon USA reported increased production volumes and net proved oil and natural gas reserves, and a decline in revenue, cash flow, EBITDA and net income.  Production rose by 10% to an average of 9.9 MMcfe a day.  Net proved reserves increased by 5% to 38.3 Bcfe, replacing over 196% of last years’ production.  Oil and gas revenues for 2002 decreased by 17% to $8.6 million.  Cash flow before changes in working capital during 2002 was $1.9 million, a decrease of 29% from cash flow before changes in working capital reported in 2001.  EBITDA declined to $2.8 million, a decrease of 7% from that reported for 2001.  Carbon USA reported a $14.3 million net loss for the year, compared to a net loss of $1.3 million reported in 2001.  The decrease in oil and gas revenue, cash flow before changes in working capital and EBITDA were due to a 26% decrease in the price of gas received in 2002 compared to 2001.  In addition, the net loss for 2002 included a full cost ceiling impairment of $12.0 million due to low spot gas prices at June 30, 2002.

For 2002, Carbon Canada reported increased net proved oil and natural gas reserves and a decline in production volumes, revenue, cash flow, EBITDA and net income. Net proved reserves increased by 30% to 29.1 Bcfe, replacing over 362% of last years’ production.  Production declined by 9% to an average of 6.9 MMcfe a day due primarily to the voluntary curtailment of natural gas and liquids production during the third quarter of 2002 due to low natural gas prices.  Oil and gas revenues for 2002 decreased by 32% to $7.6 million.  Cash flow before changes in working capital during 2002 was $3.5 million, a decrease of 40% from cash flow before changes in working capital reported in 2001.  EBITDA declined to $3.8 million, a decrease of 51% from that reported for 2001.  Carbon Canada reported a $.2 million net loss for the year, compared to net income of $2.9 million reported in 2001. The decrease in oil and gas revenues, cash flow before changes in working capital, and EBITDA were due to a 27% decrease in the price of gas received in 2002 compared to 2001.  In addition, the net loss for 2002 included a full cost ceiling impairment of $1.2 million due to low spot gas prices at June 30, 2002.

The common stock of Carbon increased from $8.69 per share at December 31, 2001 to $10.00 per share at December 31, 2002, an increase of 15%.

The Committee reviewed the Company’s operational and financial performance during 2002 to determine the level of compensation of its Chief Executive Officer, Patrick R. McDonald.  Mr. McDonald has an employment agreement with the Company which provides for a base salary to be reviewed annually by the Compensation Committee of the Board of Directors or the Board of Directors.  Mr. McDonald’s base salary at January 1, 2002 was $240,000 and increased to $242,880, effective July 1, 2002.  Based upon the Company’s operational and financial results, the Compensation Committee recommended an increase to Mr. McDonald’s base salary to $250,000 effective January 1, 2003 and recommended that Mr. McDonald receive a performance bonus of $250,000 to be paid January 15, 2003.

The Compensation Committee did not award Mr. McDonald shares of common stock from the Company’s Restricted Stock Plan or options from the Company’s Stock Option Plan.

Compensation Committee

Peter A. Leidel, Chairman
Cortlandt S. Dietler
David H. Kennedy

Director Compensation

Each of our directors who is neither an officer nor an employee will be paid a director’s fee of $1,500 per quarter and $1,000 per committee meeting when the committee meeting is held separate from any regularly scheduled board meeting.  Directors are also reimbursed for expenses incurred in attending Board of Directors and committee meetings, including expenses for travel, food and lodging.

On October 21, 2002, Messrs. Dietler, Kennedy and Trueblood were each granted non-qualified stock options to purchase 5,000 shares of Carbon common stock at $9.88 per share.  Shares subject to these options vest one-third on the first, second and third anniversaries of the date of grant and have a ten year term.

PERFORMANCE GRAPH

The following performance graph compares the cumulative total stockholders’ return for Carbon’s common stock with the cumulative total return for the S&P 500 Index and the Dow Jones Secondary Oil Index commencing February 23, 2000 (the initial trading date for Carbon shares) and ending December 31, 2002.  The closing sales price of the Company’s common stock on the last trading day of 2002 was $10.00.

The table assumes that the value of an investment in Carbon common stock and each index was $100 on February 23, 2000 and that all dividends were reinvested.  The stock price performance shown on the graph is not necessarily indicative of future price performance.

(1)  Source:  Fact Set Research Systems, Inc.

(2)  Source:  Bloomberg

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The following table contains information regarding ownership of our common stock (the only class of stock outstanding) as of March 31, 2003 by each director, each executive officer named in the compensation table, all of our directors and executive officers as a group, and each shareholder who, to our knowledge, was the beneficial owner of five percent or more of the outstanding shares.  All information is based on information provided by such persons to us.  Unless otherwise indicated, their addresses are the same as Carbon’s address and each person identified in the table holds sole voting and investment power with respect to the shares shown opposite such person’s name.  Footnotes supplement the information contained in the table.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(a)		Percent Outstanding
Patrick R. McDonald and McDonald Energy, LLC	378,833	(b)(c)	6.0%

Kevin D. Struzeski	69,999	(d)	1.1%

Cortlandt S. Dietler P.O. Box 5660 Denver, CO 80217	31,666		*

David H. Kennedy 23 Lakeside Avenue Darien, CT 06820	31,666		*

Bryan H. Lawrence 410 Park Avenue, Suite 1900 New York, NY 10022	4,500,000	(e)	73.2%

Peter A. Leidel 410 Park Avenue, Suite 1900 New York, NY 10022	4,500,000	(f)	73.2%

Harry A. Trueblood, Jr 1720 S. Bellaire Street Suite 912 Denver, CO 80222	262,062	(g)	4.3%

All directors and executive officers as a group (7 persons including the above)	5,274,226		82.5%

Yorktown Energy Partners III, L.P. 410 Park Avenue, Suite 1900 New York, NY 10022	4,500,000		73.2%

*            Less than 1%

(a)     Includes the number of shares of common stock of the Company subject to stock options exercisable within 60 days after March 31, 2003, as follows:  Mr. McDonald, 148,000 shares; Mr. Struzeski, 49,999 shares; Mr. Dietler, 21,666 shares; Mr. Kennedy, 21,666 shares and Mr. Trueblood, 1,666 shares; all directors and officers as a group, 242,997 shares.

(b)         Includes 50,000 shares of restricted stock granted pursuant to the Company’s 1999 restricted stock plan, 39,999 of which have vested, 3,334 of which vest in 2003, 3,333 of which vest in 2004 and 3,334 of which vest in 2005.

(c)          Patrick R. McDonald is the sole member of McDonald Energy, LLC.  The total includes 117,100 shares owned by CEC Resources Holdings, LLC of which McDonald Energy, LLC has a 58.3% interest.

(d)         Includes 20,000 shares of restricted stock, 12,499 of which have vested, 834 of which vest in 2003, 2,499 of which vest in 2004, 2,501 of which vest in 2005 and 1,667 which vest in 2006.

(e)          These shares are owned by Yorktown Energy Partners III, L.P.  As a member of Yorktown Partners LLC, the manager of Yorktown Energy Partners III, L.P., Mr. Lawrence may be deemed to be a beneficial owner of these shares.  Mr. Lawrence disclaims beneficial ownership of these shares.

(f)            These shares are owned by Yorktown Energy Partners III, L.P.  As a member of Yorktown Partners LLC, the manager of Yorktown Energy Partners III, L.P., Mr. Leidel may be deemed to be a beneficial owner of these shares.  Mr. Leidel disclaims beneficial ownership of these shares.

(g)         Does not include 35,711 shares which are owned by Lucile B. Trueblood, Mr. Trueblood’s wife, which she acquired as her separate property and as to which Mr. Trueblood disclaims any beneficial ownership.  Includes 12,000 shares owned by the Harry A. Trueblood, Jr. Charitable Remainder Unitrust dated June 1, 1998 as to which shares Mr. Trueblood disclaims ownership; however, as the only trustee, he does hold sole voting rights and dispositive powers with respect to such shares.

The following table provides as of December 31, 2002, information regarding the Company’s equity compensation plans, which consists of the 1999 stock option plan and 1999 restricted stock plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	570,168	$5.87	290,568
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	570,168	$5.87	290,568

The number of shares of common stock remaining available for future issuance as shown in the table consists of 75,568 shares that may be subject to options granted in the future under the 1999 stock option plan and 215,000 shares of common stock available under the 1999 restricted stock plan.

As described in Item 1 of this report, Carbon has entered into an agreement and plan of reorganization with Evergreen Resources, Inc. under which Carbon will merge with a subsidiary of Evergreen and Carbon shareholders will receive 0.275 shares of Evergreen stock for each outstanding share of Carbon common stock (and cash in lieu of any fractional shares).  Yorktown Energy Partners III, L.P. and Mr. McDonald, who at March 31, 2003 beneficially owned approximately 73.2% and 6.0%, respectively, of Carbon’s outstanding common stock, have executed voting agreements with Evergreen obligating each of them to vote all shares over which the party has voting control in favor of the merger.  Carbon expects the merger to close in the second quarter or third quarter of 2003.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 1999, Yorktown purchased an aggregate of 4,500,000 shares of our common stock for $24,750,000 in cash.  On October 14, 1999, Carbon, CEC and Yorktown signed the Exchange and Financing Agreement that provided for:

•                                          An assignment of the BFC stock purchase agreement to Carbon;

•                                          The purchase of common stock of Carbon by Yorktown as described above;

•                                          The exchange offer made for CEC shares;

•                                          Persons to be nominated as directors of the Company;

•                                          The adoption of the Company’s 1999 stock option plan and the Company’s 1999 restricted stock plan; and

•                                          The Company’s entering into employment agreements with Mr. McDonald and Mr. Struzeski.

In the Exchange Agreement, Carbon, CEC and Yorktown agreed that the Board of Directors of Carbon will consist of five directors.  Carbon, CEC and Yorktown agreed that the five directors initially would be David H. Kennedy, a person who passed away and was replaced by Cortlandt S. Dietler, Bryan H. Lawrence, Peter A. Leidel and Patrick R. McDonald.  After completion of the exchange offer and Harry A. Trueblood, Jr.’s acceptance of the exchange offer for all CEC common stock beneficially owned by him, the number of Carbon directors was increased to six and Mr. Trueblood was elected as the sixth director.  As long as Yorktown beneficially owns shares with 50% or more of the outstanding votes in the election of directors of Carbon, Yorktown has the right to designate for nomination two directors.  If Yorktown beneficially owns shares with 25% or more but less than 50% of the outstanding votes in the election of directors of Carbon, then Yorktown has the right to designate for nomination one director.  Yorktown has no right to designate directors for nomination under the Exchange Agreement if Yorktown beneficially owns shares with less than 25% of the outstanding votes in the election of directors of Carbon.  So long as Mr. McDonald is an officer of Carbon, he is to be designated for nomination as a director of Carbon.

As provided by the Exchange Agreement, a Nominating Committee of Carbon’s Board was established.  The Nominating Committee consists of one Yorktown designated director, Mr. McDonald so long as he is a director of Carbon, and two independent directors.  The Nominating Committee is responsible for determining nominees for the positions of directors of Carbon or persons to be elected by the Board of Directors or shareholders of Carbon to fill any vacancy in the Board of Directors.  The Nominating Committee is required to nominate for director each Yorktown director which Yorktown has the right to designate and has designated.  The Nominating Committee is required to nominate Mr. McDonald if he is entitled to be nominated.  The Nominating Committee will then nominate the remaining directors; at least two of the persons nominated will be independent directors.  If the size of the Board is changed and there are not sufficient positions for the election of two independent directors after taking into account the directors designated by Yorktown and Mr. McDonald, then the Nominating Committee is not required to nominate two independent directors.  If there is a vacancy in the position relating to a Yorktown director, the remaining Yorktown director has the right to designate any replacement to fill the vacancy.  The Nominating Committee has the right to designate any replacement to fill any other vacancy.  The Exchange Agreement requires that any change in the size or composition of the Board of Directors or the Nominating Committee be approved by a supermajority vote of the Board consisting of a majority of the entire Board which includes a majority of all Yorktown directors and at least one independent director.  The Exchange Agreement requires that Yorktown and Mr. McDonald take such actions as shareholders of Carbon as necessary to effectuate the election of directors nominated pursuant to the foregoing provisions.  The provisions relating to election of directors cease to be effective on October 29, 2009 or, if earlier, when Yorktown beneficially owns shares with less than 25% of the outstanding votes in the election of directors and Mr. McDonald is no longer an officer of Carbon.

On July 22, 1999, Mr. McDonald was granted a 20,000 share non-qualified option at a strike price of $4.25.  The expiration date for these options was July 21, 2002.  Due to non-public information prior to and at the expiration date, the sale of the shares subject to these options may have been prohibited.  To facilitate the exercise of the options, the entire Board, exclusive of Mr. McDonald, authorized the cancellation of the options and a cash payment equal to the stock appreciation amount of $108,160.  The appreciation amount was the difference per share between the exercise price of the options and the fair market value of the underlying stock on the date of cancellation.  Concurrent with the cash payment, and with approval of the entire Board exclusive of Mr. McDonald,

Carbon purchased 5,267 shares of Carbon common stock from Mr. McDonald at the market price of $9.65 per share for a total of $50,827.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 30, 2003

CARBON ENERGY CORPORATION

By:	/s/ Patrick R. McDonald
Patrick R. McDonald, President and Chief Executive Officer

By:	/s/ Kevin D. Struzeski
Kevin D. Struzeski, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title		Signature

April 30, 2003	Cortlandt S. Dietler,	)
	Director	)
		)	/s/ Patrick R. McDonald
April 30, 2003	David H. Kennedy,	)	Patrick R. McDonald, for himself and as who
	Director	)	Attorney-in-Fact for the named directors
		)	together constitute all of the members of
April 30, 2003	Bryan H. Lawrence,	)	Registrant’s Board of Directors
	Director	)
)
April 30, 2003	Peter A. Leidel,	)
	Director	)
)
April 30, 2003	Patrick R. McDonald,	)
	Director	)
)
April 30, 2003	Harry A. Trueblood, Jr.,	)
	Director	)

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

Date:	April 30, 2003	/s/ Patrick R. McDonald
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

Date:	April 30, 2003	/s/ Kevin D. Struzeski
Kevin D. Struzeski
Treasurer and Chief Financial Officer