Form 10-K/A
period 2002-12-31
CARBON ENERGY CORP
filed 2003-09-15
CIK 1096019

QuickLinks -- Click here to rapidly navigate through this document

SECURITES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A

Amendment No. 2

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

PART I

ITEM 1.    BUSINESS

GENERAL

        Carbon Energy Corporation (the Company or Carbon) was incorporated on September 14, 1999 under the Colorado Business Corporation Act. The Company's business is comprised of the assets and properties of Carbon Energy Corporation (USA) (Carbon USA), which conducts the Company's operations in the United States and the assets and properties of Carbon Energy Canada Corporation (Carbon Canada), which conducts the Company's operations in Canada. Effective July 11, 2002, Carbon changed the name of its United States subsidiary from Bonneville Fuels Corporation (Bonneville Fuels) to Carbon Energy Corporation (USA). Effective March 1, 2003, Carbon changed the name of its Canadian subsidiary from CEC Resources Ltd. (CEC Resources) to Carbon Energy Canada Corporation. As the parent company, Carbon provides management services to Carbon USA and Carbon Canada.

        Carbon is an independent oil and gas company engaged in the exploration, development and production of natural gas and crude oil in the United States and Canada. The Company's areas of operations in the United States are the Piceance Basin in Colorado, the Uintah Basin in Utah, the Permian Basin in New Mexico and Texas, and Montana. The Company's areas of operations in Canada are central Alberta and southeast Saskatchewan.

        All amounts are presented in U.S. dollars unless otherwise noted.

        At December 31, 2002, the Company had 67.4 billion cubic feet of natural gas equivalent ("Bcfe" where one barrel of oil is equivalent to six thousand cubic feet of gas) proved reserves compared to 59.0 Bcfe at December 31, 2001. Proved reserves at December 31, 2002 increased by 8.4 Bcfe or 14% compared to December 31, 2001. Net proved natural gas reserves totaled 62.5 Bcf of gas at December 31, 2002 compared to 53.9 Bcf at year end 2001, an increase of 8.6 Bcf or 16%. Crude oil and natural gas liquids at December 31, 2002 totaled 822,000 barrels compared to 851,000 barrels at year end 2001, a decrease of 29,000 barrels or 3%. Of these proved reserves, approximately 93% on a Mcfe basis are gas and approximately 74% are categorized as proved developed. At December 31, 2002, the pretax net present value of the reserves using year end prices and costs held constant and discounted at 10% was $106 million.

        At December 31, 2002, Carbon USA's exploration and production operations were comprised of working interests in 246 producing oil and gas wells. Carbon USA operates 151 of these wells. At December 31, 2002, Carbon USA had an interest in over 179,000 net acres of oil and gas leases primarily located in the Piceance Basin of Colorado, the Uintah Basin of Utah, the Permian Basin of New Mexico and Texas, and Montana. During 2002, Carbon USA produced 3.0 Bcf of gas and 91,300 barrels of oil and natural gas liquids, amounting to 3.6 Bcfe or an average of 9.9 MMcfe per day. The addition during 2002 of 7.0 Bcfe to Carbon USA's net proved reserves resulted in a reserve replacement of 194% of the Company's 2002 production in the United States.

        In September 2002, Carbon USA sold its interest in 20 producing natural gas and oil wells located primarily in Stanton and Morton counties, Kansas for $2.1 million in cash. On March 24, 2003, Carbon USA closed the sale of its interest in 97 gross (23.3 net) wells and 26,300 gross (8,000 net) acres located primarily in southeast New Mexico. The sale price was $15.7 million in cash, with an effective date of January 1, 2003. Daily average net production from the New Mexico properties was approximately 3,300 Mcf of gas per day and 130 barrels of oil per day. These asset sales completed Carbon's program to sell assets acquired in the 1999 purchase of Bonneville Fuels that did not fit with the Company's focus on the development of its natural gas properties in the Piceance and Uintah Basins and in central Alberta.

        At December 31, 2002, the estimated proved reserves attributed to the properties divested in March 2003 were 172,000 barrels and 7.3 Bcf of gas. The pretax net present value of these reserves using year end 2002 prices (except to the extent provided by contractual arrangement in existence at year end) and costs held constant and discounted at 10% was $15.9 million.

        At December 31, 2002, Carbon Canada's exploration and production operations were comprised of working interests in 94 producing oil and natural gas wells located in Alberta and Saskatchewan. Carbon Canada operates 51 of these wells. The Company had an interest in over 49,000 net acres of oil and gas leases. During 2002, Carbon Canada produced 2.2 Bcf of gas and 50,300 barrels of oil and natural gas liquids, amounting to 2.5 Bcfe or an average of 6.9 MMcfe per day. The addition of 9.2 Bcfe to Carbon's net proved reserves resulted in a reserve replacement of 368% of the Company's 2002 production in Canada.

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

        On January 21, 2000, Carbon commenced an exchange offer for shares of Carbon Canada. Through the exchange offer, Carbon offered to exchange one share of Carbon stock for each share of Carbon Canada stock. On February 18, 2000, the Company completed its offer to exchange Carbon shares for shares of Carbon Canada. Of the 1.5 million outstanding shares of Carbon Canada, over 97% of the shares were exchanged. Carbon began trading its shares on the American Stock Exchange on February 24, 2000 under the trading symbol CRB. On February 28, 2000, at the request of Carbon Canada, the Securities and Exchange Commission (SEC) approved the delisting of Carbon Canada's common stock from the American Stock Exchange.

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

BUSINESS STRATEGY

        The Company's objective is to build shareholder value through consistent growth in reserves and production and to increase net asset value, cash flow, and earnings per share. Our business strategy is to grow through the exploration and development of oil and gas properties, by the acquisition of complementary properties and through the optimization of gathering, compression and processing facilities. In addition we seek opportunities to acquire additional oil and gas mineral leases and create drilling opportunities based on internally generated geological and engineering concepts. Management believes that the Company's existing infrastructure and its acreage position in the Piceance Basin in Colorado and the Uintah Basin in Utah and the Carbon and Rowley areas of Alberta, Canada provide the Company with an excellent opportunity to achieve its objectives. The Company may also pursue property acquisition opportunities in its areas of operations. The Company's objective and business strategy is subject to the proposed merger described above.

EMPLOYEES AND OFFICES

        As of December 31, 2002, the Company had 24 employees located in Denver, Colorado and 12 in Calgary, Alberta. None of these employees are represented by a labor union. The Company's executive offices are located at 1700 Broadway, Suite 1150, Denver, Colorado 80290, and its telephone number is (303) 863-1555.

ITEM 2.    PROPERTIES

United States

        Piceance and Uintah Basins—At December 31, 2002, Carbon owned working interests in 148 gross (128.7 net) producing wells in the Piceance Basin of Colorado and Uintah Basin of Utah. Carbon operates 132 of these wells. For the year ended December 31, 2002, the Company participated in the drilling of three gross (2.7 net) wells, all of which were completed as natural gas wells. The Company has leasehold rights in approximately 147,000 gross (126,000 net) acres of which approximately 108,000 gross (93,000 net) acres are undeveloped. Approximately 77,000 gross (62,000 net) undeveloped acres are held by production. Subject to completion of the proposed merger described previously, Carbon USA's focus in the United States during 2003 is to continue the development of its natural gas properties in the Rocky Mountains, with emphasis on the Piceance and Uintah Basins.

        Permian Basin—At December 31, 2002, Carbon owned working interests in 97 gross (23.3 net) producing wells in the Permian Basin of New Mexico and Texas. Carbon operates 18 of these wells. For the year ended December 31, 2002, the Company participated in the drilling of six gross (.7 net) wells, of which one gross (.1 net) was completed as a natural gas well, four gross (.3 net) were completed as oil wells and one gross (.3 net) was abandoned as a dry hole. The Company has leasehold rights in approximately 25,000 gross (8,000 net) acres of which approximately 8,000 gross (4,000 net) acres are undeveloped. Approximately 8,000 gross (2,000 net) undeveloped acres are held by production. In March 2003, Carbon USA sold its working and related leasehold interests in these properties.

        Montana—At December 31, 2002, Carbon owned a working interest and operated one gross (1.0 net) producing well in Montana. For the year ended December 31, 2002, the Company participated in the drilling of two gross (2.0 net) wells both of which were abandoned as dry holes. The Company has leasehold rights in approximately 47,000 gross (44,000 net) acres, approximately all of which are undeveloped.

Canada

        Alberta—At December 31, 2002, Carbon owned working interests in 85 gross (58.4 net) producing wells primarily in the Carbon and Rowley areas of Alberta. Carbon operates 51 of these wells. For the year ended December 31, 2002, the Company participated in the drilling of 17 gross (10.5 net) wells, resulting in 16 gross (10.0 net) natural gas wells and one gross (.5 net) dry hole. The Company has leasehold rights in approximately 76,000 gross (49,000 net) acres of which approximately 27,000 gross (22,000 net) acres are undeveloped. Subject to completion of the proposed merger described previously, Carbon's focus in Canada during 2003 is to continue the development of its natural gas properties in central Alberta, with emphasis on the Carbon and Rowley areas.

        Saskatchewan—At December 31, 2002, Carbon owned non-operating working interests in nine gross (2.8 net) producing wells in southeast Saskatchewan. For the year ended December 31, 2002, the Company did not participate in any drilling activities in this area. The Company has leasehold rights in approximately 2,000 gross (500 net) acres of which approximately 160 gross (40 net) acres are undeveloped.

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

        The estimate of net proved reserves in the United States at December 31, 2000 included volumes attributed to the Company's working interest in 40 natural gas wells located in the San Juan Basin of New Mexico. These properties were sold in January 2001. The estimated proved reserves attributed to these properties were 38,000 barrels of oil and 5.6 Bcf of natural gas. The pretax net present value of these reserves using year end 2000 prices (except to the extent provided by contractual arrangements in existence at year end) and costs held constant and discounted at 10% was $24.0 million.

        The estimate of proved reserves in the United States at December 31, 2002 included volumes attributed to the Company's working interest in 97 gross (23.3 net) wells located primarily in southeast New Mexico. These properties were sold in March 2003. The estimated proved reserves for these properties were 172,000 barrels of oil and 7.3 Bcf of gas. The pretax net present value of these reserves using year end 2002 prices (except to the extent provided by contractual arrangements in existence at year end) and costs held constant and discounted at 10% was $15.9 million.

        Reserve estimates are based upon various assumptions, including assumptions required by the Securities and Exchange Commission relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are not precise.

        Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will most likely vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of reserves disclosed by the Company. In addition, the Company may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond its control.

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

        In general, the volumes of production from Carbon's oil and gas properties decline as reserves of oil and gas are depleted. Except to the extent the Company acquires additional properties containing proved reserves or conducts successful exploration and development activities or both, the proved reserves of the Company will decline as reserves are produced. Reserves generated from future activities of the Company are highly dependent upon the level of success in acquiring or discovering additional reserves and the costs incurred in doing so.

        Since January 1, 2002, the Company has filed the Department of Energy Form EIA-23, "Annual Survey of Domestic Oil and Gas Reserves," as required by operators of oil and gas properties in the United States. There are differences between the reserves as reported on Form EIA-23 and reserves as reported herein. Form EIA-23 requires that operators report on total proved reserves for operated wells only and that reported reserves be reported on a gross basis rather than on a net basis.

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

        The Company generally enters into short-term natural gas sales contracts and is typically paid a price based on the regional price set by the market place for natural gas deliveries to the regional interstate mainline transportation pipeline, a price which is generally less than the price set for natural gas deliveries to Henry Hub, the principal point for natural gas production in the Gulf Coast region of the United States and the point at which the price of the natural gas contract of the New York Mercantile Exchange (NYMEX) is set. The Company is typically paid on an index basis, net of mainline transportation charges incurred by the buyer. As of December 31, 2002, Carbon Canada is a party to various natural gas transportation contracts in Canada. Carbon Canada typically assigns these transportation contracts to the buyer of the Company's natural gas production for the term of the particular contract. The rights and obligations under these transportation agreements revert to the Company upon expiration of the natural gas sales contracts.

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

        The Company has made, and will continue to make, expenditures in its efforts to comply with environmental regulations. The Company believes it is in compliance with applicable environmental laws and regulations in effect and that continued compliance with existing requirements will not have a material adverse impact on the Company. The Company has not been notified of, nor has any knowledge of any existing or pending environmental claims. Changes in existing environmental laws or the adoption of new environmental laws could have the potential to adversely affect the Company's operations. In connection with the Company's acquisition of Carbon USA, environmental assessments of Carbon USA's oil and gas properties were performed. No material noncompliance or clean-up liabilities requiring action were discovered. However, environmental assessments were performed on only a percentage of the Company's properties according to the value of the properties established at the time of acquisition.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        On February 24, 2000, Carbon Energy shares began trading on the American Stock Exchange under the trading symbol CRB. The Company's equity securities consist of common stock with no par value. The range of the high and low closing prices of the Company's common stock for each quarterly period during 2002 and 2001 is as follows:

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

ITEM 6.    SELECTED FINANCIAL DATA

        The table below sets forth selected historical financial and operating data for Carbon and its predecessor, Bonneville Fuels, as of or for each of the years in the five-year period ended December 31, 2002. For 1999, the table presents the activities of the Company for November and December 1999 (the Company's operating activities prior to November 1, 1999 were minimal) and Carbon's predecessor, Bonneville Fuels, for the period January through October 1999, and a pro forma presentation for the combined operating and cash flow data for the year ended December 31, 1999. The twelve month figures as of or for the year ended December 31, 1998 are for Carbon's predecessor, Bonneville Fuels. Future results may differ substantially from historical results because of changes in oil and natural gas prices, production increases or declines and other factors. This information should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," presented elsewhere herein. Please see Note 7 and Note 14 to the Consolidated Financial Statements for information on geographic segments and quarterly data for 2002 and 2001.

	As of or for the Year Ended December 31,
				Pro Forma for the Year Ended December 31, 1999	As of or for the Two Months Ended December 31, 1999	As of or for the Ten Months Ended October 31, 1999	As of or for the Year Ended December 31, 1998
	2002	2001	2000
	(dollars in thousands, except per share data)
Operating Data:
Revenues	$18,071	$23,069	$17,649	$11,136	$1,915	$9,221	$7,912
Net earnings (loss)	(14,555)	1,573	1,456	147	(491)	638	(2,191)
Earnings (loss) per share:
Basic	$(2.39)	$0.26	$0.25	n/a	$(0.12)	n/a	n/a
Diluted	(2.39)	0.25	0.25	n/a	(0.12)	n/a	n/a
Balance Sheet Data:
Total assets	$52,304	$62,368	$62,480	n/a	$39,298	$22,912	$22,840
Working capital	(3,671)	(5,051)	(267)	n/a	232	1,954	562
Long-term debt	22,709	17,870	15,082	n/a	9,100	9,800	5,850
Stockholders' equity	18,608	33,854	32,235	n/a	24,315	9,701	9,063
Cash Flow Data:
Cash provided by (used in) operating activities	$2,657	$14,232	$3,755	$(713)	$999	$(1,712)	$4,696
Cash used in investing activities	(7,572)	(17,297)	(8,266)	(28,841)	(24,110)	(4,731)	(5,948)
Cash provided by financing activities	4,875	3,089	3,526	28,056	24,106	3,950	3,450
EBITDA(1)	(6,612)	10,734	8,763	3,423	239	3,184	(42)
(1) Net earnings (loss) to EBITDA reconciliation:
Net earnings (loss)	$(14,555)	$1,573	$1,456	$147	$(491)	$638	$(2,191)
Interest	1,054	836	1,104	556	102	454	238
Income taxes	747	2,091	667	—	—	—	(175)
Depreciation, depletion & amortization	6,142	6,234	5,536	2,720	628	2,092	2,086

EBITDA	$(6,612)	$10,734	$8,763	$3,423	$239	$3,184	$(42)

        EBITDA (as used herein) is defined as net income (loss) before interest expense, income taxes, and depletion, depreciation and amortization. While EBITDA should not be considered in isolation or as a substitute for net income (loss), operating income (loss), cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles or as an indicator of a company's financial performance, the Company believes that it provides additional information with respect to its ability to meet its future debt service, capital expenditures and working capital requirements. When evaluating EBITDA, readers should consider, among other factors, (i) increasing or decreasing trends in EBITDA, (ii) whether EBITDA has remained at positive levels historically and (iii) how EBITDA compares to levels of interest expense. While the Company believes that EBITDA may provide additional information with respect to its ability to meet its future debt service, capital expenditures and working capital requirements, certain functional or legal requirements of its business may require it to utilize its available funds for other purposes.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS—COMPARISON OF 2002 RESULTS TO 2001

        The following table and discussion present comparative revenue, sales volumes, average sales prices, expenses and the percentage change between periods for the years ended December 31, 2002 and 2001.

	United States For the Year Ended December 31,			Canada For the Year Ended December 31,
	2002	2001	Change	2002	2001	Change
	(Dollars in thousands, except prices and per Mcfe information)			(Dollars in thousands, except prices and per Mcfe information)
Revenues:
Oil and gas revenues	$10,154	$11,455	-11%	$7,573	$11,080	-32%
Marketing and other, net	344	532	-35%	—	2	n/a

Total revenues	10,498	11,987	-12%	7,573	11,082	-32%
Daily sales volumes:
Natural gas (MMcf)	8.4	7.7	9%	6.1	6.6	-8%
Oil and liquids (Bbl)	250	222	13%	138	161	-14%
Equivalents production (MMcfe 6:1)	9.9	9.0	10%	6.9	7.6	-9%
Average price realized:
Natural gas (Mcf)	$2.67	$3.34	-20%	$2.95	$4.05	-27%
Oil and liquids (Bbl)	21.92	25.49	-14%	19.62	21.76	-10%
Direct lifting costs	$1,623	$1,654	-2%	$1,703	$1,612	6%
Average direct lifting costs/Mcfe	0.45	0.50	-10%	0.67	0.58	16%
Other production costs	3,170	3,015	-5%	82	14	486%
General and administrative, net	2,868	2,767	4%	2,019	1,736	16%
Depreciation, depletion and amortization	3,626	3,536	3%	2,516	2,698	-7%
Full cost ceiling impairment	12,003	—	n/a	1,215	—	n/a
Interest and other expense, net	804	653	23%	250	210	19%
Income tax provision	746	135	453%	1	1,956	-100%

        Revenues for oil and gas sales of Carbon USA for the year ended December 31, 2002 were $10.2 million, an 11% decrease from 2001. The decrease was due to a decline in oil and natural gas prices partially offset by increased oil, liquids and natural gas production.

        Revenues for oil, liquids and gas sales of Carbon Canada for the year ended December 31, 2002 were $7.6 million, a 32% decrease from 2001. The decrease was due primarily to a decline in oil, liquids and natural gas prices and a decrease in oil, liquids and natural gas production largely due to the voluntary curtailment in the third quarter of 2002 of over 200 MMcf of the Company's natural gas and associated natural gas liquids production due to low natural gas prices.

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

        Average oil and liquids prices realized by Carbon USA decreased 14% from $25.49 per barrel for the year ended December 31, 2001 to $21.92 for 2002. The average oil price includes hedge losses of $83,000 or $.90 per barrel for the year ended December 31, 2002 compared to hedge gains of $25,000 or $.30 per barrel for 2001. Average natural gas prices realized by Carbon USA decreased 20% from $3.34 per Mcf for the year ended December 31, 2001 to $2.67 per Mcf for 2002. The average natural gas price includes hedge gains of $400,000 or $.14 per Mcf for the year ended December 31, 2002 compared to hedge losses of $1.5 million or $.53 per Mcf for 2001.

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

        Other production costs incurred by Carbon USA consisting primarily of severance taxes, gathering and processing fees and production overhead were $3.2 million for the year ended December 31, 2002 compared to $3.0 million for 2001. The increase was primarily due to increased gathering and processing fees and higher severance taxes due to increased oil, liquids and gas production, partially offset by lower oil, liquids and gas prices and a credit for prior period ad valorem taxes.

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

        The non-cash ceiling test impairment of the Company's full cost pool was recorded because the capitalized cost of its oil and natural gas reserves in the United States and Canada exceeded the ceiling limitation established for those reserves. The United States Securities and Exchange Commission (SEC) requires that public companies utilizing the full cost method of accounting for oil and gas properties perform a ceiling test at the end of each quarterly reporting period. The ceiling test limitation requires that capitalized costs less related accumulated depletion and deferred income taxes may not exceed the sum of the present value of future net revenue from estimated production of proved oil and gas reserves using a 10% discount factor and unescalated oil and gas prices and costs as of the end of the period; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. Under the SEC guidelines, the natural gas and oil prices used to determine the future value of the Company's oil and gas reserves are based on posted prices on the last day of the reporting period (with consideration of price changes only to the extent provided by contractual arrangements). The SEC allows the use of hedge adjusted prices in the full cost ceiling test and the Company's ceiling test was reflective of that methodology.

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

        During the fourth quarter of 2002, natural gas prices received by Carbon for production in Colorado and Utah, where approximately 60% of the Company's domestic production is located, averaged approximately $2.50 per MMBtu, nearly $1.50 per MMBtu less than the price posted for natural gas delivered to Henry Hub. For most of 2002, natural gas prices for production in these areas were low relative to the rest of the producing areas in the United States. Lack of regional seasonal demand and inadequate pipeline transportation capacity necessary to transport natural gas to consuming regions is the principal factor contributing to the large price differentials. The prospect of additional pipeline capacity out of the region is expected to help alleviate the high price differentials received by Carbon and other Rocky Mountain gas producers. Continued volatility is expected to affect the price received for natural gas produced by Carbon in the United States and Canada.

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

	United States For the Year Ended December 31,			Canada For the Year Ended December 31,
	2001	2000	Change	2001	2000	Change
	(Dollars in thousands, except prices and per Mcfe information)			(Dollars in thousands, except prices and per Mcfe information)
Revenues:
Oil and gas revenues	$11,455	$12,100	-5%	$11,080	$5,945	86%
Marketing and other, net	532	245	117%	2	(70)	n/a

Total revenues	11,987	12,345	-3%	11,082	5,875	89%
Daily sales volumes:
Natural gas (MMcf)	7.7	9.2	-16%	6.6	4.0	65%
Oil and liquids (Bbl)	222	190	17%	161	122	32%
Equivalents production (MMcfe 6:1)	9.0	10.3	-13%	7.6	4.7	62%
Average price realized:
Natural gas (Mcf)	$3.34	$3.11	7%	$4.05	$3.34	21%
Oil and liquids (Bbl)	25.49	23.03	11%	21.76	23.33	-7%
Direct lifting costs	$1,654	$1,602	3%	$1,612	$873	85%
Average direct lifting costs/Mcfe	0.50	0.42	19%	0.58	0.50	16%
Other production costs	3,015	3,218	-6%	14	—	n/a
General and administrative, net	2,767	1,989	39%	1,736	1,373	26%
Depreciation, depletion and amortization	3,536	4,042	-13%	2,698	1,698	59%
Interest and other expense, net	653	917	-29%	210	234	-10%
Income tax provision	135	44	207%	1,956	681	187%

        Revenues for oil and gas sales of Carbon USA for the year ended December 31, 2001 were $11.5 million, a 5% decrease from 2000. The decrease was due primarily to decreased gas sales and natural production declines in all operating areas partially offset by increased oil production and increased oil and gas prices.

        Revenues for oil, liquids and gas sales of Carbon Canada for the year ended December 31, 2001 were $11.1 million, an increase of 86% from 2000. The increase was due primarily to increased oil, liquids and gas production and higher gas prices.

        Carbon USA's average production for the year ended December 31, 2001 was 222 barrels of oil per day and 7.7 million cubic feet (MMcf) of gas per day, a decrease of 13% from 2000 on a Mcf equivalent (Mcfe) basis where one barrel of oil is equal to six Mcf of gas. In January 2001, the Company divested its entire working interests and related leasehold rights in the San Juan Basin. Exclusive of this disposition, the Company would have increased its production for the year ended December 31, 2001 compared to 2000 by 4% on an Mcfe basis. The increase in production was due to successful drilling activities conducted during 2001 in the Piceance and Permian Basins, offset by natural production declines in all operating areas. For the year ended December 31, 2001, Carbon USA participated in the drilling of 35 gross (22.3 net) wells of which ten gross (5.0 net) were completed as oil wells, 22 gross (14.8 net) were completed as gas wells and three gross (2.5 net) wells were abandoned as dry holes. For the year ended December 31, 2000, Carbon USA participated in the drilling of 15 gross (6.7 net) wells of which ten gross (2.9 net) were completed as oil wells and five gross (3.8 net) wells were abandoned as dry holes.

        Carbon Canada's average production for the year ended December 31, 2001 was 161 barrels of oil and liquids per day and 6.6 MMcf of gas per day, an increase of 62% from 2000 on an Mcfe basis. The increase was due primarily to successful drilling and recompletion activities in the Carbon and Rowley areas of central Alberta. For the year ended December 31, 2001, Carbon Canada participated in the drilling of 11 gross (10.5 net) wells all of which were completed as gas wells. For the year ended December 31, 2000, Carbon Canada participated in the drilling of eight gross (4.9 net) wells all of which were completed as gas wells.

        Average oil prices realized by Carbon USA increased 11% from $23.03 per barrel for the year ended December 31, 2000 to $25.49 for 2001. The average oil price includes hedge gains of $25,000 or $.30 per barrel for the year ended December 31, 2001 compared to hedge losses of $414,000 or $5.98 per barrel for 2000. Average natural gas prices realized by Carbon USA increased 7% from $3.11 per Mcf for the year ended December 31, 2000 to $3.34 per Mcf for 2001. The average natural gas price includes hedge losses of $1.5 million or $.53 per Mcf for the year ended December 31, 2001 compared to hedge losses of $2.6 million or $.78 per Mcf for 2000.

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

        Other production costs incurred by Carbon USA consisting primarily of severance taxes, gathering and processing fees and production overhead were $3.0 million for the year ended December 31, 2001 compared to $3.2 million for 2000. The decrease was primarily due to lower severance taxes due to declines in gas production.

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

        Depreciation, depletion and amortization (DD&A) of oil and gas assets is calculated using the units of production method. DD&A is typically determined by using historical capitalized costs incurred to find, develop and recover oil and gas reserves. However, the Company's current DD&A has been determined primarily by the purchase price incurred in its acquisition of Carbon USA and Carbon Canada, and the volume of proved reserves the Company acquired in the acquisitions. For information regarding full cost accounting and DD&A, see Note 1 to the Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2002, the Company had $52.3 million of assets. Total capitalization was $41.3 million, consisting of 45% of stockholders' equity and 55% of debt.

        For a discussion of the Company's credit facilities, see Note 3 to the Consolidated Financial Statements in this report.

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

        Net cash provided by operations for the year ended December 31, 2001 was $14.2 million compared to $3.8 million in 2000. Net cash provided by operations prior to changes in working capital for the year ended December 31, 2001 was $8.6 million compared to $7.5 million in 2000. The increase in operating cash flow in 2001 compared to 2000 was primarily due to increased oil, liquids and gas production in Canada, increased oil, liquids and natural gas prices in all areas and decreased working capital requirements, especially a decline in margin deposit requirements for the Company's derivative accounts.

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

        Carbon's primary cash requirements for 2003, subject to completion of the proposed merger described previously, will be to fund exploration and development expenditures, finance acquisitions, repay debt, and for general working capital needs. At December 31, 2002, the Company had no cash balances as all available cash flow generated from operations was used to pay down the Company's long-term debt. The Company has budgeted capital expenditures for 2003, exclusive of unplanned acquisitions or divestitures, of approximately $21 million. At December 31, 2002, the Company is in compliance with all of its debt covenants and has no reason to believe that either of its credit facilities will require principal payments during the next twelve months. Under the facilities, funds available at December 31, 2002 were approximately $3.3 million. In addition, the new U.S. facility secured on December 31, 2002 with the Bank of Oklahoma National Association (Bank of Oklahoma) will provide the Company with an additional borrowing capability of $1.9 million compared to its current facility, for a total borrowing capacity of $5.2 million.

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

        The table below sets forth the Company's contractual obligations at December 31, 2002 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

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

        A non-cash ceiling test impairment of the Company's full cost pool was recorded in the second quarter of 2002 because the capitalized cost of its oil and natural gas reserves in the United States and Canada exceeded the ceiling limitation established for those reserves. The SEC requires that public companies utilizing the full cost method of accounting for oil and gas properties perform a ceiling test at the end of each quarterly reporting period. Under the SEC guidelines, the natural gas and oil prices used to determine the future value of the Company's oil and gas reserves are based on posted prices on the last day of the reporting period (with consideration of price changes only to the extent provided by contractual arrangements).

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

        Derivative Instrument and Hedging Activities—Pursuant to Company guidelines, the Company utilizes derivative instruments only as a hedging mechanism and does not enter into speculative transactions. The Company has a Risk Management Committee to administer and approve all hedging transactions. Gains or losses from financial instruments that qualify for hedge accounting treatment are recognized as an adjustment to sales revenue in the period in which the financial instrument matures. Gains or losses from financial instruments that do not qualify for hedge accounting treatment are recognized currently as marketing and other revenue, net. The cash flows from such agreements are included in operating activities in the consolidated statements of cash flows.

        The estimation of fair values for the Company's hedging derivatives requires substantial judgment. The fair values of the Company's derivatives are estimated on a monthly basis using an option-pricing model. The option-pricing model uses various factors that include closing exchange prices, volatility and the time value of options. The estimated future prices are compared to the prices fixed by the hedge agreements, and the resulting estimated future cash inflows (outflows) over the lives of the hedges are discounted. These pricing and discounting variables are sensitive to market volatility as well as to changes in future price forecasts, regional price differentials and interest rates.

        Valuation of Deferred Tax Assets—The Company uses the asset and liability method of accounting for income taxes. Under this method, future income tax assets and liabilities are determined based on differences between the financial statement carrying values and their respective income tax bases (temporary differences). Future income tax assets and liabilities are measured using the tax rates expected to be in effect when the temporary differences are likely to reverse. The effect on future income tax assets and liabilities of a change in tax rates is included in operations in the period in which the change is enacted. The amount of future income tax assets recognized is limited to the amount of the benefit that is more likely than not to be realized.

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

        At December 31, 2002, approximately 60% of the Company's United States production is in Colorado and Utah. After March 2002, natural gas prices for production in these areas were unusually low relative to the rest of the producing areas in the United States. Lack of regional seasonal demand and inadequate pipeline transportation capacity necessary to transport natural gas to consuming regions are principal factors contributing to the large price differentials. The prospect of additional pipeline capacity out of the region is expected to help alleviate the high price differentials received by Carbon and other Rocky Mountain gas producers. However, continued volatility is expected to affect the price received for natural gas produced by Carbon in the United States and Canada.

        The Company may use certain financial instruments including swaps, collars, futures and other contracts in an attempt to reduce exposure to fluctuations in the price of oil and natural gas by establishing fixed prices or hedges for its natural gas production. Hedging the Company's oil and natural gas production may limit the Company's exposure to price declines or limit the benefit of price increases. Risks associated with the practice of hedging include counterparty credit risk, Carbon's inability to deliver required physical volumes of gas which support the Company's hedges, inefficient or non-correlatable hedges, basis risk, inability to liquidate hedge positions if desired and other unforeseen economic factors.

        The table below sets forth the Company's derivative financial instrument positions related to its natural gas and oil production at December 31, 2002:

        Swaps:

Carbon USA Contracts				Carbon Canada Contracts
Time Period	Bbl/ MMBtu	Weighted Average Fixed Price Bbl/MMBtu	Derivative Asset/ (Liability)	Time Period	Bbl/ MMBtu	Weighted Average Fixed Price Bbl/MMBtu	Derivative Asset/(Liability)
			(thousands)				(thousands)
Gas				Gas
01/01/03-12/31/03	1,400,000	$3.07	$(541)	01/01/03-12/31/03	216,000	$2.83	$(242)
Oil				Oil
01/01/03-12/31/03	46,000	$25.42	$(76)	01/01/03-12/31/03	37,000	$25.47	$(57)

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

Carbon Energy Corporation

Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Carbon Energy Corporation

        We have audited the 2002 consolidated financial statements of Carbon Energy Corporation (a Colorado corporation) and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 and 2000 consolidated financial statements of Carbon Energy Corporation and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors' report dated March 22, 2002, on those consolidated financial statements was unqualified and included an explanatory paragraph that described the change in the Company's method of accounting for derivative instruments and hedging activities discussed in Note 1 to the consolidated financial statements.

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

                      KPMG LLP

Denver, Colorado
March 21, 2003, except as to the seventh paragraph under "Recent Accounting Pronouncements" of
                            Note 1, which is as of August 22, 2003

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

                      ARTHUR ANDERSEN LLP

Denver, Colorado
March 22, 2002

CARBON ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash	$—	$—
Accounts receivable, trade	3,240	2,311
Prepaid expenses and other	918	317
Current derivative asset	—	341

Total current assets	4,158	2,969

Property and equipment, at cost:
Oil and gas properties, using the full cost method of accounting:
Unproved properties	7,080	7,500
Proved properties	71,223	62,750
Furniture and equipment	894	927

	79,197	71,177
Less accumulated depreciation, depletion and amortization	(31,503)	(12,226)

Property and equipment, net	47,694	58,951

Deposits and other long-term assets	452	448

Total assets	$52,304	$62,368

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,914	$5,113
Accrued production taxes payable	337	527
Income taxes payable	—	1,168
Undistributed revenue and other	1,462	1,062
Current derivative liability	1,116	76
Deferred income taxes	—	74

Total current liabilities	7,829	8,020

Long-term debt	22,709	17,870
Other long-term liabilities	37	18
Deferred income taxes	3,093	2,577
Minority interest	28	29
Stockholders' equity:
Preferred stock, no par value: 10,000,000 shares authorized, none outstanding	—	—
Common stock, no par value: 20,000,000 shares authorized, issued and outstanding 6,116,295 shares and 6,079,225 shares at December 31, 2002 and December 31, 2001, respectively	31,987	31,799
Retained earnings (accumulated deficit)	(12,017)	2,538
Accumulated other comprehensive loss	(1,362)	(483)

Total stockholders' equity	18,608	33,854

Total liabilities and stockholders' equity	$52,304	$62,368

The accompanying notes are an integral part of these consolidated financial statements.

CARBON ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2002	2001	2000
Revenues:
Oil and gas sales	$17,727	$22,535	$17,474
Marketing and other, net	344	534	175

	18,071	23,069	17,649
Expenses:
Oil and gas production costs	6,578	6,295	5,613
Depreciation, depletion and amortization	6,142	6,234	5,536
Full cost ceiling impairment	13,218	—	—
General and administrative, net	4,887	4,503	3,249
Interest and other, net	1,054	863	1,128

Total operating expenses	31,879	17,895	15,526

Income (loss) before income taxes	(13,808)	5,174	2,123
Income tax provision:
Current	13	1,518	250
Deferred	734	573	417

Total taxes	747	2,091	667
Income (loss) before cumulative effect of change in accounting principle	(14,555)	3,083	1,456
Cumulative effect of change in accounting principle, net of tax	—	(1,510)	—

Net income (loss)	$(14,555)	$1,573	$1,456

Average number of common shares outstanding:
Basic	6,101	6,055	5,822
Diluted	6,101	6,294	5,874
Earnings (loss) per share—basic:
Income (loss) before cumulative effect of change in accounting principle	$(2.39)	$0.51	$0.25
Cumulative effect of change in accounting principle, net of tax	—	(0.25)	—

	$(2.39)	$0.26	$0.25

Earnings (loss) per share—diluted:
Income (loss) before cumulative effect of change in accounting principle	$(2.39)	$0.49	$0.25
Cumulative effect of change in accounting principle, net of tax	—	(0.24)	—

	$(2.39)	$0.25	$0.25

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

CARBON ENERGY CORPORATION

NOTES CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Operations and Significant Accounting Policies

        Nature of Operations—Carbon Energy Corporation (Carbon) was incorporated in September 1999 under the laws of the State of Colorado to facilitate the acquisition of Bonneville Fuels Corporation (Carbon USA) and subsidiaries. The acquisition of Carbon USA closed on October 29, 1999 and was accounted for as a purchase. In February 2000, Carbon completed an offer to exchange common shares of Carbon for common shares of CEC Resources, Ltd. (Carbon Canada), an Alberta, Canada company. Over 97% of the shareholders of Carbon Canada accepted the offer for exchange. This acquisition closed on February 17, 2000 and was also accounted for as a purchase. In November 2000, Carbon Canada initiated an offer to purchase shares of Carbon Canada stock that were not owned by Carbon. The offer was completed in February 2001 with the acquisition of approximately 34,000 of the 39,000 shares of Carbon Canada stock that were not owned by Carbon. In October 2002, Carbon Canada amended its articles to consolidate its issued and outstanding common shares on a one-for-2,500 basis. In November 2002, Carbon Canada initiated the exchange of common shares for post-consolidation shares or a cash payment in lieu of fractional post-consolidated shares. The exchange was completed in January 2003. After the completion of the exchange, Carbon owns 100% of the stock of Carbon Canada. Collectively, Carbon, Carbon USA, Carbon Canada and its subsidiaries are referred to as the Company. The Company's operations as of December 31, 2002, consist of the acquisition, exploration, development, and production of oil and natural gas properties located primarily in Colorado, Kansas, New Mexico, Texas, Utah, and the Canadian provinces of Alberta and Saskatchewan.

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

        Capitalized costs are accumulated for the United States and Canada as separate cost centers and are depleted using the units of production method based on proved reserves of oil and gas. For purposes of the depletion calculation, oil and gas reserves are converted to an equivalent unit of measure where six thousand cubic feet of gas is equal to one barrel of oil. The estimated future cost of site restoration, dismantlement and abandonment activities is provided for as a component of depletion. For the years ended December 31, 2002, 2001 and 2000, the Company recorded depletion expense per Mcfe of $.97, $1.03 and $1.04, respectively, for activities in the United States and $.99, $.97 and $.96, respectively, for activities in Canada. Investments in unproved properties are recorded at the lower of cost or fair market value and are not depleted pending the determination of the existence of proved reserves.

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

        Undistributed Revenue—Represents amounts due to third parties of jointly owned oil and gas properties.

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

        Transportation Costs—Gathering and transportation costs incurred by the Company are included as components of oil and gas production costs in the accompanying statements of operations. Under the Company's sales contracts for the years ended December 31, 2002, 2001 and 2000, purchasers assumed all obligations under transportation agreements. As a result, the Company did not incur any transportation costs in those years and reported its gas revenues net of transportation costs incurred by purchasers of its natural gas.

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

        Derivative Instruments and Hedging Activities—On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet at fair value as either an asset or liability. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

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

        Comprehensive Income—The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes net income and certain items recorded directly to stockholders' equity and classified as other comprehensive income. The components of other accumulated comprehensive income for the years ended December 31, 2002, 2001 and 2000 are as follows:

	Before-Tax Amount	Tax Expense or Benefit	After-Tax Amount
	(in thousands)
Balances, December 31, 1999	$—	$—	$—
Currency translation adjustment	(225)	—	(225)

Balances, December 31, 2000	(225)	—	(225)
Cumulative effect of change in accounting principle	(4,665)	1,897	(2,768)
Currency translation adjustment	(526)	—	(526)
Settled contracts reclassified to income	3,160	(1,270)	1,890
Changes in fair value of outstanding hedge positions	1,998	(852)	1,146

Balances, December 31, 2001	(258)	(225)	(483)
Currency translation adjustment	116	—	116
Settled contracts reclassified to income	(442)	164	(278)
Changes in fair value of outstanding hedge positions	(1,205)	488	(717)

Balances, December 31, 2002	$(1,789)	$427	$(1,362)

        Stock-Based Compensation—The Company applies APB Opinion (APB) No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB No. 25, compensation expense is recognized for the difference between the option price and market value on the measurement date. No compensation expense was recognized for the years ended December 31, 2002, 2001 and 2000 as the exercise price of the stock options granted under the plan equaled the market price of the underlying stock on the date of grant.

        The Company applies SFAS No. 123 "Accounting for Stock-Based Compensation," and related literature in accounting for stock-based awards granted to non-employees other than directors. Under SFAS No. 123, stock-based awards granted to non-employees other than directors are recorded at fair value and recognized in the period(s) in which goods and/or services are received from the non-employee. To date, the Company has never granted stock-based awards to non-employees other than directors.

        If compensation costs for stock options granted to employees under this plan had been determined consistent with SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been as follows:

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

        See Note 5 for additional information on the Company's stock-based compensation plans.

        Earnings (Loss) Per Share—The Company uses the weighted average number of shares outstanding to calculate earnings per share data. When dilutive, options are included as share equivalents using the treasury stock method and are included in the calculation of diluted per share data. Due to the Company's net loss for the year ended December 31, 2002, basic and diluted per share earnings are the same, as all potentially dilutive securities would be anti-dilutive.

        Accounting Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes. The actual results could differ from those estimates.

        Recent Accounting Pronouncements—In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement liability will be accreted to operating expense by using a systematic and rational method. The statement is effective for the Company on January 1, 2003. Upon adoption of the statement, the Company currently expects to record an asset retirement obligation of approximately $3.0 million, an addition to oil and gas properties of approximately $2.4 and a charge of approximately $327,000 (net of tax) for the cumulative effect of a change in accounting principle.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company adopted this standard early and it had no effect on the Company's results of operations or financial position.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," which provides guidance for financial accounting and reporting of costs associated with exit or disposal activities. This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The statement is effective for the Company in 2003. The adoption of SFAS No. 146 is not expected to have an effect on the Company's financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirement of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. SFAS No. 148 is effective for the Company's year ended December 31, 2002 and for interim financial statements commencing in 2003. The Company's adoption of this pronouncement had no impact on its financial condition or results of operations.

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses accounting and reporting for business combinations and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses the accounting and reporting for acquired goodwill and other intangible assets. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill is required to be reviewed at least annually for impairment. The new standard also requires that, at a minimum, all intangible assets be aggregated and presented as a separate line item in the balance sheet. The adoption of SFAS No. 141 and SFAS No. 142 had no impact on the Company's financial position or results of operations.

        A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Company would be required to reclassify approximately $2.5 million and $1.0 million at December 31, 2002 and December 31, 2001, respectively, out of oil and gas properties and into a separate intangible assets line item. The Company's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules. Further, the Company does not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on the Company's compliance with covenants under its debt agreements.

2.     Acquisition and Disposition of Assets

        Acquisition of Carbon Canada—On February 17, 2000, Carbon completed the acquisition of approximately 97% of the stock of Carbon Canada. An offer to exchange shares of Carbon stock for shares of Carbon Canada stock resulted in the issuance of 1,482,826 shares of Carbon stock to holders of Carbon Canada stock. The acquisition was accounted for as a purchase. In February 2001, Carbon Canada acquired approximately 34,000 of the 39,000 remaining shares of Carbon Canada stock that were not owned by Carbon. At December 31, 2002, Carbon owned 99.7% of the stock of Carbon Canada, and subsequent to year end acquired the remainder of the stock it did not previously own. The following unaudited pro forma information presents a summary of the consolidated results of operations as if the acquisition had occurred at January 1, 2000:

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

3.     Long-term Debt

        U.S. Facility—On December 31, 2002, the Company obtained a credit facility from the Bank of Oklahoma, National Association (Bank of Oklahoma). Outstanding borrowings under the Company's previous credit facility with Wells Fargo Bank West National Association (Wells Fargo) were repaid in January 2003 using borrowings under the Bank of Oklahoma facility. The facility has a borrowing base of $19.0 million and matures in October 2005. No principal payments are required until maturity. The interest rates on amounts borrowed under the facility vary depending upon outstanding borrowings as a percentage of the borrowing base. Based upon the amount of current borrowings with Wells Fargo at December 31, 2002, the interest rate would equal LIBOR plus 2.5%. The facility is secured by certain U.S. oil and gas properties of the Company and contains various covenants which prohibit or limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties or merge with another entity. The Company will also be required to maintain certain financial ratios.

        The Company's former credit facility was with Wells Fargo. At December 31, 2002, the borrowing base was $17.2 million with outstanding borrowings of $16.5 million. The Company's average borrowing rate was approximately 3.7% at December 31, 2002. The Wells Fargo facility has been classified as long-term at December 31, 2002 because the facility was repaid subsequent to year end with borrowings from the new long-term credit facility with the Bank of Oklahoma. The Company was in compliance with all debt covenants at December 31, 2002.

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

        Canadian Credit Facility—Carbon Canada's credit facility is an oil and gas reserve based line-of-credit with Canadian Imperial Bank of Commerce (CIBC). At December 31, 2002, the borrowing base was $8.9 million with outstanding borrowings of $6.3 million. The Canadian facility is secured by the Canadian oil and gas properties of the Company. The revolving phase of the Canadian facility expires on March 31, 2003. If the revolving commitment is not renewed, the loan will be converted into a term loan and will be reduced by consecutive monthly payments over a period not to exceed 24 months. Subject to possible changes in the borrowing base, CIBC has agreed that it will not require the Company to make principal payments under the term loan section of the facility until April 2004 at the earliest. As such, no amounts under the CIBC facility have been classified as current at December 31, 2002. The Canadian facility bears interest at a rate equal to banker's acceptance rates plus 1.5% or at the CIBC Prime rate plus .5%. The Company's weighted average interest rate was 5.0% at December 31, 2002.

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

        The specific terms of grant and exercise are determined by the Company's Board of Directors. The options vest over a three-year period and expire ten years from the date of grant. A summary of the status of the Company's stock option plan as of December 31, 2002, 2001 and 2000 and changes during these periods is presented below:

	For the Year Ended December 31, 2002		For the Year Ended December 31, 2001		For the Year Ended December 31, 2000
	Number of Option Shares	Weighted- Average Exercise Price	Number of Option Shares	Weighted- Average Exercise Price	Number of Option Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	551,834	$5.47	590,500	$5.30	115,000	$5.50
Granted	57,500	8.86	34,000	8.16	520,500	5.29
Exercised	(18,165)	4.95	(36,099)	5.14	—	—
Forfeited	(21,001)	4.31	(36,567)	5.56	(45,000)	5.78

Outstanding at end of year	570,168	$5.87	551,834	$5.47	590,500	$5.30

Options exercisable at year end	439,488		374,156		276,166
Shares available for grant at year end	75,568		112,067		109,500
Weighted-average fair value of options granted during the year		$3.73		$2.93		$1.51

        The following table summarizes information about the Company's stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at Year end	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options Exercisable at Year end	Weighted- Average Exercise Price
$4.18 - $5.87	478,668	4.9	$5.34	428,158	$5.32
$6.00 - $9.88	91,500	9.1	$8.60	11,330	$8.16

$4.18 - $9.88	570,168	5.5	$5.87	439,488	$5.40

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000
Expected option life—years	5.00	4.50	3.50
Risk-free interest rate	2.79%	4.24%	6.36%
Dividend yield	0.00%	0.00%	0.00%
Volatility	44.84%	33.70%	25.79%

        In 1999, the Company adopted a restricted stock plan for selected employees, directors and consultants of the Company and its subsidiaries. The aggregate number of shares of common stock which may be issued under the plan may not exceed 300,000 shares and at December 31, 2002 a total of 85,000 shares of common stock had been issued under the plan. The number of shares granted under this plan were 17,500, 0 and 27,500 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company recognized compensation expense related to these grants of $149,000, $129,000, and $116,000 for the years ended December 31, 2002, 2001, and 2000, respectively. The Company recognizes compensation expense for restricted stock granted to employees equally over the three-year vesting period of the award based on the market value of the shares on the date of grant. To date, the Company has not issued any stock-based awards to non-employees.

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

        Deferred income taxes generally result from recognizing income and expenses at different times for financial and tax reporting. In the U.S., the largest differences are the tax effects of the capitalization of certain development, exploration and other costs, recording proceeds from the sale of properties in the full cost pool and the provision for impairment of oil and gas properties. In Canada, the largest difference results from accelerated recovery of capital expenditures for tax purposes. The following table sets forth the Company's deferred tax assets and liabilities at December 31, 2002 and 2001:

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

        As of December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of $11.3 million which expire in the years 2019 through 2022. Due to the uncertainty regarding the realization of the deferred tax assets relating to the net operating loss carryforwards and other temporary differences in the United States, a valuation allowance has been recorded for the Company's deferred tax assets in the United States as of December 31, 2002. The Company makes periodic reviews of the realizability of its net deferred tax assets and will make adjustments to the valuation allowance when it is more likely than not that the net deferred tax assets will be realized.

7.     Business and Geographical Segments

        Segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." For the years ended December 31, 2002, 2001 and 2000, Carbon had two reportable segments: Carbon USA and Carbon Canada, representing oil and gas operations in the United States and Canada, respectively. The Company evaluates performance of its reportable segments based on profit or loss from oil and gas operations before income taxes. Because Carbon USA and Carbon Canada are managed separately based on their geographic locations, the Company identified them as reportable segments under SFAS No. 131.

        The segment data presented below was prepared on the same basis as Carbon's consolidated financial statements (in thousands).

								For the Period from February 18, through December 31, 2000
	For the Year Ended December 31, 2002			For the Year Ended December 31, 2001			For the Year Ended December 31, 2000
	United States			United States			United States
		Canada	Total		Canada	Total		Canada	Total
Revenues:
Oil and gas sales	$10,154	$7,573	$17,727	$11,455	$11,080	$22,535	$12,100	$5,374	$17,474
Marketing and other, net	344	—	344	532	2	534	245	(70)	175

	10,498	7,573	18,071	11,987	11,082	23,069	12,345	5,304	17,649
Expenses:
Oil and gas production costs	4,793	1,785	6,578	4,669	1,626	6,295	4,820	793	5,613
Depreciation, depletion and amortization	3,626	2,516	6,142	3,536	2,698	6,234	4,042	1,494	5,536
Full cost ceiling impairment	12,003	1,215	13,218	—	—	—	—	—	—
General and administrative, net	2,868	2,019	4,887	2,767	1,736	4,503	1,989	1,260	3,249
Interest and other, net	804	250	1,054	653	210	863	917	211	1,128

Total operating expenses	24,094	7,785	31,879	11,625	6,270	17,895	11,768	3,758	15,526

Income (loss) before income taxes	(13,596)	(212)	(13,808)	362	4,812	5,174	577	1,546	2,123
Income tax provision	746	1	747	135	1,956	2,091	44	623	667

Income (loss) before cumulative effect of change in accounting principle	$(14,342)	$(213)	$(14,555)	$227	$2,856	$3,083	$533	$923	$1,456

Total assets	$29,298	$23,006	$52,304	$42,429	$19,939	$62,368	$44,279	$18,201	$62,480

Capital expenditures	$4,484	$6,120	$10,604	$16,615	$6,709	$23,324	$4,848	$3,093	$7,941

8.     Major Customers

        For the year ended December 31, 2002, revenues from the sale of natural gas to one customer of the Company's U.S. operations and two customers of the Company's Canadian operations represented approximately 12%, 11% and 16%, respectively, of the Company's consolidated revenues.

        For the year ended December 31, 2001, revenues from the sale of natural gas to one customer of the Company's Canadian operations represented approximately 34% of the Company's consolidated revenues.

        For the year ended December 31, 2000, revenues from the sale of natural gas to one customer of the Company's U.S. operations and one customer of the Company's Canadian operations represented approximately 16% and 20%, respectively, of the Company's consolidated revenues.

        Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

9.     Derivative Instruments

        Interest Rate Swap Agreements—During 2002, the Company entered into interest rate swap agreements that effectively converted a portion of its variable rate borrowings in the United States to fixed rate debt for periods of up to two years, reducing the impact of interest rate increases or decreases on future income. Quarterly settlements from interest rate swaps that qualify for hedge accounting treatment are recognized as an adjustment to interest expense. Gains or losses from interest rate swaps that do not qualify for hedge accounting treatment are recognized in the current period as a component of marketing and other revenue, net. The cash flows from such agreements are included in operating activities in the consolidated statements of cash flow. The table below sets forth the Company's interest rate derivative contracts in place at December 31, 2002 that were treated as cash flow hedges for accounting purposes:

Notional Amount	Contract Expiration Date	LIBOR Fixed Rate	Derivative Asset/ (Liability)
(in thousands)
$3,700	May 2003	3.46%	$(37)
2,000	October 2003	3.77%	(46)
800	October 2003	3.82%	(19)
1,000	March 2004	4.15%	(34)
2,500	April 2004	4.24%	(101)

			$(237)

        Interest rates reflective of the Company's interest rate swap agreements were correlative with the LIBOR rates used to determine the Company's borrowing rate. As a result, no ineffectiveness was recognized related to the Company's interest rate swap agreements during the year ended December 31, 2002. During 2002, settlements under these interest rate swap agreements of $142,000 were recognized as additional interest expense. As of December 31, 2002, the Company had net unrealized derivative losses of $237,000 ($147,000 after tax) related to its interest rate swap agreements. The Company expects to reclassify $199,000 of these net unrealized losses to earnings during the next twelve month period.

        Commodity Derivative Instruments and Hedging Activities—The Company may use certain financial instruments including swaps, collars, futures and other contracts in an attempt to reduce exposure to market fluctuations in the price of oil and natural gas.

        Pursuant to Company guidelines, the Company utilizes derivative instruments only as a hedging mechanism and does not enter into speculative transactions. Gains or losses from financial instruments that qualify for hedge accounting treatment are recognized as an adjustment to sales revenue during the period in which the financial instrument matures. Gains or losses from financial instruments that do not qualify for hedge accounting treatment are recognized during the current period as a component of marketing and other revenue, net. The cash flows from such instruments are included in operating activities in the consolidated statements of cash flows. The following table sets forth the hedge gains (losses) realized by the Company for 2002, 2001 and 2000 (in thousands):

	For the Year Ended December 31, 2002		For the Year Ended December 31, 2001		For the Year Ended December 31, 2000
	United States	Canada	United States	Canada	United States	Canada
Oil	$(83)	$(8)	$25	$33	$(414)	$(186)
Natural gas	400	3	(1,475)	(571)	(2,608)	(987)

        The table below sets forth the Company's derivative financial instrument positions related to its natural gas and oil production that qualify for hedge accounting treatment at December 31, 2002:

        Swaps:

Carbon USA Contracts				Carbon Canada Contracts
Time Period	Bbl/ MMBtu	Weighted Average Fixed Price Bbl/MMBtu	Derivative Asset/ (Liability)	Time Period	Bbl/ MMBtu	Weighted Average Fixed Price Bbl/MMBtu	Derivative Asset/ (Liability)
			(thousands)				(thousands)
Gas				Gas
01/01/03-12/31/03	1,400,000	$3.07	$(541)	01/01/03-12/31/03	216,000	$2.83	$(242)
Oil				Oil
01/01/03-12/31/03	46,000	$25.42	$(76)	01/01/03-12/31/03	37,000	$25.47	$(57)

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

        During the year ended December 31, 2002, net hedging gains of $196,000 ($122,000 after tax) relating to commodity derivative contracts, excluding amounts related to the ENAC contracts discussed above, were transferred from accumulated other comprehensive income to earnings. The fair value of outstanding commodity derivative contracts designated as hedges decreased by $968,000 ($570,000 after tax). Oil and natural gas prices reflective of the Company's hedge contracts were correlative with the published indices used to sell the Company's production. As a result, no ineffectiveness was recognized related to the Company's hedge contracts during the year ended December 31, 2002. As of December 31, 2002, the Company had net unrealized commodity derivative losses of $916,000 million ($554,000 after tax). The Company expects to reclassify all of these net unrealized losses to earnings during the next twelve month period.

10.   Fair Value of Financial Instruments

        The Company's financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable, derivative instruments and long-term debt. Except for long-term debt, the carrying amounts of such financial instruments approximate fair value due to their short maturities. As a result of the variable interest rates on the Company's debt facilities at December 31, 2002, the fair market value of long-term debt was not materially different from its carrying amount. The Company's derivative instruments, which are intended to manage commodity price risks are recorded at fair market value.

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

13.   Events Subsequent to Independent Auditors' Report (Unaudited)

        On March 24, 2003, Carbon USA closed on the sale of its interests in 97 gross (23.3 net) wells and 25,400 gross (8,200 net) acres located primarily in southeast New Mexico. The purchase price was $15.7 million in cash, with an effective date of January 1, 2003. Proceeds from the sale were used to repay borrowings under the Company's U.S. credit facility with Bank of Oklahoma.

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

        The Company has been informed by Evergreen that the Company's U.S. credit facility with Bank of Oklahoma is expected to be repaid at the close of the proposed merger of the Company with Evergreen. In regards to the Company's Canadian credit facility, the Company has obtained the consent of CIBC to the merger of the Company with Evergreen.

14.   Disclosures about Oil and Gas Activities

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

(B)
Aggregate Capitalized Costs

        The following table sets forth the aggregate capitalized costs relating to oil and gas activities at the end of each of the years indicated:

	December 31, 2002
	United States	Canada	Total
	(in thousands)
Oil and gas properties, full cost method:
Unevaluated properties not being amortized	$6,218	$862	$7,080
Evaluated costs	43,591	27,632	71,223

Total capitalized costs	49,809	28,494	78,303
Less—Accumulated DD&A	(23,419)	(7,705)	(31,124)

Net capitalized costs	$26,390	$20,789	$47,179

	December 31, 2001
	United States	Canada	Total
	(in thousands)
Oil and gas properties, full cost method:
Unevaluated properties not being amortized	$6,892	$608	$7,500
Evaluated costs	41,247	21,503	62,750

Total capitalized costs	48,139	22,111	70,250
Less—Accumulated DD&A	(7,941)	(4,013)	(11,954)

Net capitalized costs	$40,198	$18,098	$58,296

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

	Oil and Liquids			Natural Gas
	United States	(MBbl) Canada	Total	United States	(MMcf) Canada	Total
Balance, December 31, 1999	228	—	228	31,012	—	31,012
Revisions of previous estimates	278	—	278	4,179	—	4,179
Extensions, discoveries and additions	70	146	216	283	7,727	8,010
Purchases of reserves in place	—	355	355	—	12,452	12,452
Production	(69)	(40)	(109)	(3,374)	(1,312)	(4,686)

Balance, December 31, 2000	507	461	968	32,100	18,867	50,967
Revisions of previous estimates	(10)	(51)	(61)	(679)	(2,560)	(3,239)
Extensions, discoveries and additions	34	79	113	10,968	5,575	16,543
Purchases of reserves in place	—	9	9	—	405	405
Production	(81)	(59)	(140)	(2,810)	(2,419)	(5,229)
Sales of reserves in place	(38)	—	(38)	(5,587)	—	(5,587)

Balance, December 31, 2001	412	439	851	33,992	19,868	53,860
Revisions of previous estimates	32	41	73	1,396	(1,365)	31
Extensions, discoveries and additions	22	120	142	5,310	7,305	12,615
Purchases of reserves in place	—	7	7	—	2,229	2,229
Production	(91)	(50)	(141)	(3,049)	(2,232)	(5,281)
Sales of reserves in place	(110)	—	(110)	(972)	—	(972)

Balance, December 31, 2002	265	557	822	36,677	25,805	62,482

Proved developed reserves(1):
December 31, 2000	382	411	793	26,422	16,193	42,615
December 31, 2001	401	352	753	28,949	14,710	43,659
December 31, 2002	237	426	663	28,569	17,403	45,972

(1)
Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

        Reserve estimates are based upon various assumptions, including assumptions required by the Securities and Exchange Commission relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are not precise.

        Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will most likely vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of reserves disclosed by the Company. In addition, the Company may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond its control.

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

        In general, the volumes of production from Carbon's oil and gas properties decline as reserves of oil and gas are depleted. Except to the extent the Company acquires additional properties containing proved reserves or conducts successful exploration and development activities or both, the proved reserves of the Company will decline as reserves are produced. Reserves generated from future activities of the Company are highly dependent upon the level of success in acquiring or discovering additional reserves and the costs incurred in doing so.

(D)
Standardized Measure (Unaudited)

        The standardized measure schedule is presented pursuant to the disclosure requirements of the SEC and SFAS No. 69, "Disclosures About Oil and Gas Producing Activities".

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

        The following table sets forth the Company's standardized measure of discounted future net cash flows at December 31, 2002, 2001 and 2000:

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

        The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2002 was based on average year end oil and liquids prices of $29.84 per barrel in the United States and $24.68 per barrel in Canada, and average year end natural gas prices of $3.14 per Mcf in the United States and $3.84 per Mcf in Canada.

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

        The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2001 was based on average year end oil and liquids prices of $18.45 per barrel in the United States and $13.02 per barrel in Canada, and average year end natural gas prices of $2.25 per Mcf in the United States and $2.30 per Mcf in Canada.

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

        The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2000 was based on average year end oil prices of $25.50 per barrel in the United States and $21.73 per barrel in Canada, and average year end natural gas prices of $9.76 per Mcf in the United States and $9.00 per Mcf in Canada.

        The standardized measure of discounted future net cash flows should not be construed to be an estimate of the fair value of the Company's proved reserves. Changes in the demand for oil and gas, price changes, reserve recovery variances and other factors make such estimates inherently imprecise and subject to revision.

        The tables below set forth the principle sources of changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2002, 2001 and 2001:

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

(1)
Changes in Canadian reserves for 2000 represent changes since the Company's acquisition of Carbon Canada in February 2000.

15.   Quarterly Financial Data (Unaudited)

        The following table sets forth the Company's quarterly results of operations for 2002 and 2001:

	2002
	March 31,	June 30,	September 30,	December 31,
	(in thousands except per share data)
Operating revenues	$3,987	$4,528	$4,108	$5,448
Operating expenses	1,546	1,617	1,710	1,705
Operating margin	2,441	2,911	2,398	3,743
Net income (loss)	(532)	(14,089)	(253)	319
Basic earnings per share	$(0.09)	$(2.31)	$(0.04)	$0.05
Diluted earnings per share	(0.09)	(2.31)	(0.04)	0.05

	2001
	March 31,	June 30,	September 30,	December 31,
	(in thousands except per share data)
Operating revenues	$8,594	$6,613	$3,936	$3,926
Operating expenses	1,659	1,558	1,494	1,584
Operating margin	6,935	5,055	2,442	2,342
Net income (loss)	1,016	1,304	(304)	(443)
Basic earnings per share	$0.17	$0.22	$(0.05)	$(0.07)
Diluted earnings per share	0.16	0.21	(0.05)	(0.07)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers and directors are listed below with a description of their experience and certain other information. Each director was elected to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. Two of the Company's directors, Mr. Lawrence and Mr. Leidel, were persons selected as nominees by Yorktown Energy Partners III, L.P. (Yorktown) in accordance with the exchange agreement described in Item 13 below. Mr. McDonald was selected as a director pursuant to requirements of the exchange agreement and his employment agreement. Each of Carbon's two executive officers serves at the pleasure of the Board of Directors and in accordance with their employment agreements.

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

        Patrick R. McDonald became Carbon's President, Chief Executive Officer and a director in September 1999. He has been Chairman and Chief Executive Officer since July 1998 of CEC Resources, which is the Canadian subsidiary of Carbon and is engaged in the exploration, development and production of oil, natural gas, and natural gas liquids in Canada. From 1987 until 1997, Mr. McDonald was Chairman and President of Interenergy Corporation, Denver, Colorado. Since January 1998, he has been the sole member of McDonald Energy, LLC. Mr. McDonald is a petroleum geologist.

        Kevin D. Struzeski became Carbon's Treasurer and Chief Financial Officer on September 14, 1999. He has been Treasurer and Chief Financial Officer for CEC Resources since November 1998. Mr. Struzeski was employed as Accounting Manager, MediaOne Group from 1997 to 1998 and prior to that he was employed as Controller, Interenergy Corporation from 1995 to 1997.

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

        Peter A. Leidel has served as a director of Carbon since September 1999. Mr. Leidel is a founder and member of Yorktown Partners LLC which was established in September 1997. Yorktown Partners LLC is the manager of private equity partnerships that invest in the energy industry. Previously, he was a partner of Dillon, Read & Co. Inc.'s venture capital fund and has invested in a variety of private companies with a particular focus on energy investments since 1983. He was previously employed in corporate treasury positions at Mobil Corporation and worked for KPMG Peat Marwick and the U.S. Patent and Trademark Office. Mr. Leidel is a director of Cornell Companies, Inc. (NYSE-CRN), Willbros Group, Inc. (NYSE-WG) and certain non-public companies in the energy industry in which the Yorktown partnerships hold equity interests.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons who beneficially own more than ten percent of the Company's stock to file initial reports of ownership and reports of changes of ownership at specified times with the Securities and Exchange Commission and the American Stock Exchange. Copies of such reports are required to be furnished to the Company.

        Based solely on a review of copies of such reports furnished to the Company, the Company believes that all Section 16(a) filing requirements of its directors, officers and beneficial owners of more than 10% of the outstanding shares of the Company for the year ending December 31, 2002 have been complied with in a timely manner.

ITEM 11.    EXECUTIVE COMPENSATION

        The following table summarizes the compensation paid during the last three fiscal years by Carbon to each of the two executive officers of Carbon.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus(1) ($)	Restricted Stock Awards(2) ($)	Securites Underlying Options(3) (#)	All Other Compensation ($)
Patrick R. McDonald President and Chief Executive Officer	2002 2001 2000	244,764 229,050 203,642	301,900 138,000 102,733	— — 58,625	— — —	166,662 6,300 14,035	(4)
Kevin D. Struzeski Chief Financial Officer and Treasurer	2002 2001 2000	115,000 110,000 100,321	53,000 25,000 30,000	19,975 — 14,656	5,000 — 5,000	28,452 5,250 9,774	(5)

(1)
Includes $250,000 and $40,000 paid in January 2003 to Mr. McDonald and Mr. Struzeski, respectively, for bonuses accrued in 2002.

(2)
Granted pursuant to the Company's 1999 restricted stock plan and valued at the fair market value of $7.99 and $5.86 per share on the date of grant for 2002 and 2000, respectively. No shares were granted under this plan during 2001. The restricted stock vests 33.33% each year over a three year period from the date of the grant. All restricted stock outstanding under this plan becomes fully vested upon a change of control as defined in the plan. A change of control would include shareholder approval of Carbon's proposed merger with Evergreen Resources, Inc.

(3)
Granted pursuant to the Company's 1999 stock option plan.

(4)
Includes contributions of $5,500, $5,250 and $4,800 made by the Company in 2002, 2001 and 2000, respectively, to the Company's 401(k) plan on behalf of Mr. McDonald, $1,050 attributable to the Company's payment for a term life insurance policy on behalf of Mr. McDonald in 2002, 2001 and 2000, and $108,160 related to a stock appreciation amount paid in 2002 to Mr. McDonald by Carbon for the cancellation of an option. For further information see Item 13 below. The balance of the amounts for 2002 and 2000 represent amounts paid for untaken leave.

(5)
Includes contributions of $5,500, $5,250 and $5,250 made by the Company in 2002, 2001 and 2000, respectively, to the Company's 401(k) plan on behalf of Mr. Struzeski. The balance of the amounts for 2002 and 2000 represent amounts paid for untaken leave.

STOCK OPTION GRANTS AND EXERCISES

        In 1999, Carbon adopted a stock option plan. All salaried employees of the Company and its subsidiaries are eligible to receive both incentive stock options and nonqualified stock options. Directors and consultants who are not employees of the Company or its subsidiaries are eligible to receive non-qualified stock options, but not incentive stock options under the plan. The option price for the incentive stock options granted under the plan are not to be less than 100% of the fair market value of the shares subject to the option. The option price for the nonqualified stock options granted under the plan are not to be less than 85% of the fair market value of the shares subject to the options. All outstanding options under the stock option plan become immediately exercisable in full, whether or not there are vesting requirements, upon the occurrence of a change in control as defined in the plan. A change of control would include shareholder approval of Carbon's proposed merger with Evergreen Resources, Inc. The term of any stock option cannot exceed ten years. The aggregate number of shares of common stock which may be issued under options granted pursuant to the plan may not exceed 700,000 shares.

        The specific terms of grant and exercise are determined by the Compensation Committee of the Board of Directors.

        The following table sets forth information concerning individual grants of stock options made to Carbon's executive officers for the fiscal year ended December 31, 2002:

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year
Name			Exercise Price ($)	Expiration Date	5% ($)	10% ($)
Kevin D. Struzeski	5,000	8.3%	7.99	2/29/12	25,124	63,670

(1)
The columns present hypothetical future realizable values of the options, obtainable upon exercise of the option's exercise price, assuming Carbon's common stock appreciates at a 5% and 10% compound annual rate over the term of the options. The 5% and 10% rates of market price appreciation are presented as examples pursuant to rules of the SEC and do not reflect management's prediction of the future market price of our common stock. No gain to the optionees is possible without an increase in the market price of the common stock above the option price. There can be no assurance that the potential realizable values shown in this table will be achieved. The potential realizable values presented are not intended to indicate the value of the options.

YEAR-END OPTION VALUE TABLE

        The following table summarizes information as of December 31, 2002 with respect to exercisable and non-exercisable options held by the Company's executive officers. The table also includes the value of "in-the-money" options, which represents the closing price of a share of common stock on December 31, 2002 of $10.00, less the exercise price, multiplied by the number of shares subject to the unexercised options.

2002 YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Year-End		In-the-Money Value of Unexercised Options at Year End ($)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Patrick R. McDonald	148,000	—	666,000	—
Kevin D. Struzeski	48,333	6,667	233,790	16,947

EMPLOYMENT AGREEMENTS

        In October, 2002, Patrick R. McDonald and Carbon entered into a three-year employment agreement, which provides for Mr. McDonald to be the President and Chief Executive Officer of Carbon at a base salary of not less than $242,000 per year, to be adjusted on each July 1 for cost of living increases in the U.S. consumer price index and to be reviewed annually by the Board of Directors or the Compensation Committee. Carbon is to provide Mr. McDonald medical, dental and disability benefits and is to maintain for his benefit a life insurance policy in the amount of $2 million. Carbon is also to pay for certain membership fees and dues of certain organizations to which Mr. McDonald has historically belonged. If a payment to Mr. McDonald is subject to an excise tax under the Internal Revenue Code, Carbon will pay to Mr. McDonald an additional amount to cover the excise tax on an after-tax basis. According to the employment agreement, Carbon is also to nominate and endorse Mr. McDonald as a director on Carbon's Board of Directors so long as he is an officer of Carbon. Prior to this employment agreement, Mr. McDonald had a three-year employment agreement which expired in October 2002.

        If Mr. McDonald's employment is terminated by Carbon for any reason other than "cause" (as defined in the agreement) or upon the death or disability of Mr. McDonald or if Mr. McDonald terminates his employment because of a material breach of the employment agreement by Carbon or because of a change in the position of Mr. McDonald with Carbon, then Mr. McDonald is to be paid a lump sum payment equal to 300% of his average annual compensation (which includes base salary and incentive compensation). Also, in that event, his options and restricted stock become 100% vested.

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

        In October, 1999, the Company entered into a two-year employment agreement with Mr. Struzeski. The initial two year term ended in October, 2001, after which the agreement continues from year to year. The agreement provides for Mr. Struzeski to be the Chief Financial Officer of Carbon at a base salary of $100,000 per year to be reviewed annually by the Board of Directors or the Compensation Committee, together with all benefits offered by Carbon to Carbon's employees generally. If Mr. Struzeski's employment is terminated by Carbon for any reason other than "cause" or upon the death or disability of Mr. Struzeski or if Mr. Struzeski terminates his employment because of a change in the position of Mr. Struzeski with Carbon, Carbon is to pay Mr. Struzeski an amount equal to his compensation (pro rated on a monthly basis) multiplied by the remaining months of his employment agreement. Also, in that event, his options and restricted stock become 100% vested. The employment agreement with Mr. Struzeski provides that either Carbon or Mr. Struzeski may terminate the contract if there is a change in control of Carbon. In the event of a change in control not supported by a majority of the Board of Directors, Mr. Struzeski is to be paid 300% of his average annual compensation (which includes base salary and incentive compensation) upon termination of the employment agreement. In the event of a change in control supported by the Board of Directors, Mr. Struzeski is to be paid 200% of his compensation upon termination of his employment agreement by the Company or 100% of his compensation upon termination of his employment by him. In the event of a change in control, any outstanding stock options, stock appreciation rights and incentive awards (including restricted stock) granted to Mr. Struzeski will become 100% vested, without restrictions.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

        The Compensation Committee of the Board of Directors is comprised of non-employee directors of the Company. The Committee establishes and reviews the compensation policies of the Company and administers the Company's Stock Option and Restricted Stock Plans. The Committee also establishes salary and bonus levels for officers.

        The Committee believes that it is in the best interest of the Company and its shareholders for the cash compensation of its executive officers to be competitive with the compensation of executives of oil and gas companies of comparable size and geographical location and complexity of operations.

        Awards of stock options and restricted stock are intended to serve as long-term compensation designed to align the interests of Carbon's employees with the growth objectives of Carbon and its shareholders.

        Stock options are granted only at the market price of the Company's stock and will have value only if the price of the Company's common stock increases. Options typically have a term of ten years and vest 33% each year for three years following the grant.

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

        For 2002, Carbon USA reported increased production volumes and net proved oil and natural gas reserves, and a decline in revenue, cash flow, EBITDA and net income. Production rose by 10% to an average of 9.9 MMcfe a day. Net proved reserves increased by 5% to 38.3 Bcfe, replacing over 196% of last years' production. Oil and gas revenues for 2002 decreased by 17% to $8.6 million. Cash flow before changes in working capital during 2002 was $1.9 million, a decrease of 29% from cash flow before changes in working capital reported in 2001. EBITDA declined to $2.8 million, a decrease of 7% from that reported for 2001. Carbon USA reported a $14.3 million net loss for the year, compared to a net loss of $1.3 million reported in 2001. The decrease in oil and gas revenue, cash flow before changes in working capital and EBITDA were due to a 26% decrease in the price of gas received in 2002 compared to 2001. In addition, the net loss for 2002 included a full cost ceiling impairment of $12.0 million due to low spot gas prices at June 30, 2002.

        For 2002, Carbon Canada reported increased net proved oil and natural gas reserves and a decline in production volumes, revenue, cash flow, EBITDA and net income. Net proved reserves increased by 30% to 29.1 Bcfe, replacing over 362% of last years' production. Production declined by 9% to an average of 6.9 MMcfe a day due primarily to the voluntary curtailment of natural gas and liquids production during the third quarter of 2002 due to low natural gas prices. Oil and gas revenues for 2002 decreased by 32% to $7.6 million. Cash flow before changes in working capital during 2002 was $3.5 million, a decrease of 40% from cash flow before changes in working capital reported in 2001. EBITDA declined to $3.8 million, a decrease of 51% from that reported for 2001. Carbon Canada reported a $.2 million net loss for the year, compared to net income of $2.9 million reported in 2001. The decrease in oil and gas revenues, cash flow before changes in working capital, and EBITDA were due to a 27% decrease in the price of gas received in 2002 compared to 2001. In addition, the net loss for 2002 included a full cost ceiling impairment of $1.2 million due to low spot gas prices at June 30, 2002.

        The common stock of Carbon increased from $8.69 per share at December 31, 2001 to $10.00 per share at December 31, 2002, an increase of 15%.

        The Committee reviewed the Company's operational and financial performance during 2002 to determine the level of compensation of its Chief Executive Officer, Patrick R. McDonald. Mr. McDonald has an employment agreement with the Company which provides for a base salary to be reviewed annually by the Compensation Committee of the Board of Directors or the Board of Directors. Mr. McDonald's base salary at January 1, 2002 was $240,000 and increased to $242,880, effective July 1, 2002. Based upon the Company's operational and financial results, the Compensation Committee recommended an increase to Mr. McDonald's base salary to $250,000 effective January 1, 2003 and recommended that Mr. McDonald receive a performance bonus of $250,000 to be paid January 15, 2003.

        The Compensation Committee did not award Mr. McDonald shares of common stock from the Company's Restricted Stock Plan or options from the Company's Stock Option Plan.

                      Compensation Committee

                      Peter A. Leidel, Chairman
                      Cortlandt S. Dietler
                      David H. Kennedy

Director Compensation

        Each of our directors who is neither an officer nor an employee will be paid a director's fee of $1,500 per quarter and $1,000 per committee meeting when the committee meeting is held separate from any regularly scheduled board meeting. Directors are also reimbursed for expenses incurred in attending Board of Directors and committee meetings, including expenses for travel, food and lodging.

        On October 21, 2002, Messrs. Dietler, Kennedy and Trueblood were each granted non-qualified stock options to purchase 5,000 shares of Carbon common stock at $9.88 per share. Shares subject to these options vest one-third on the first, second and third anniversaries of the date of grant and have a ten year term.

PERFORMANCE GRAPH

        The following performance graph compares the cumulative total stockholders' return for Carbon's common stock with the cumulative total return for the S&P 500 Index and the Dow Jones Secondary Oil Index commencing February 23, 2000 (the initial trading date for Carbon shares) and ending December 31, 2002. The closing sales price of the Company's common stock on the last trading day of 2002 was $10.00.

        The table assumes that the value of an investment in Carbon common stock and each index was $100 on February 23, 2000 and that all dividends were reinvested. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	02/23/00	12/31/00	12/31/01	12/31/02
Carbon Energy Corproation	100.0	123.0	158.0	182.0
S&P 500 Index(1)	100.0	97.0	84.0	65.0
DJ Secondary Oil Index(2)	100.0	179.0	162.0	164.0

(1)
Source: Fact Set Research Systems, Inc.

(2)
Source: Bloomberg

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

        The following table contains information regarding ownership of our common stock (the only class of stock outstanding) as of June 30, 2003 by each director, each executive officer named in the compensation table, all of our directors and executive officers as a group, and each shareholder who, to our knowledge, was the beneficial owner of five percent or more of the outstanding shares. All information is based on information provided by such persons to us. Unless otherwise indicated, their addresses are the same as Carbon's address and each person identified in the table holds sole voting and investment power with respect to the shares shown opposite such person's name. Footnotes supplement the information contained in the table.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(a)		Percent Outstanding
Patrick R. McDonald and McDonald Energy, LLC	326,054	(b)(c)	5.1%
Kevin D. Struzeski	69,999	(d)	1.1%
Cortlandt S. Dietler P.O. Box 5660 Denver, CO 80217	31,666		*
David H. Kennedy 23 Lakeside Avenue Darien, CT 06820	31,666		*
Bryan H. Lawrence 410 Park Avenue, Suite 1900 New York, NY 10022	4,500,000	(e)	71.8%
Peter A. Leidel 410 Park Avenue, Suite 1900 New York, NY 10022	4,500,000	(f)	71.8%
Harry A. Trueblood, Jr 1720 S. Bellaire Street Suite 912 Denver, CO 80222	262,062	(g)	4.2%
All directors and executive officers as a group (7 persons including the above)	5,221,447		81.1%
Yorktown Energy Partners III, L.P. 410 Park Avenue, Suite 1900 New York, NY 10022	4,500,000		71.8%

*
Less than 1%

(a)
Includes the number of shares of common stock of the Company subject to stock options exercisable within 60 days after June 30, 2003, as follows: Mr. McDonald, 70,000 shares; Mr. Struzeski, 49,999 shares; Mr. Dietler, 21,666 shares; Mr. Kennedy, 21,666 shares and Mr. Trueblood, 1,666 shares; all directors and officers as a group, 164,997 shares.

(b)
Includes 50,000 shares of restricted stock granted pursuant to the Company's 1999 restricted stock plan, 39,999 of which have vested, 3,334 of which vest in 2003, 3,333 of which vest in 2004 and 3,334 of which vest in 2005.

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

(g)
Does not include 35,711 shares which are owned by Lucile B. Trueblood, Mr. Trueblood's wife, which she acquired as her separate property and as to which Mr. Trueblood disclaims any beneficial ownership. Includes 12,000 shares owned by the Harry A. Trueblood, Jr. Charitable Remainder Unitrust dated June 1, 1998 as to which shares Mr. Trueblood disclaims ownership; however, as the only trustee, he does hold sole voting rights and dispositive powers with respect to such shares.

        The following table provides as of December 31, 2002, information regarding the Company's equity compensation plans, which consists of the 1999 stock option plan and 1999 restricted stock plan.

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

        As described in Item 1 of this report, Carbon has entered into an agreement and plan of reorganization with Evergreen Resources, Inc. under which Carbon will merge with a subsidiary of Evergreen and Carbon shareholders will receive 0.275 shares of Evergreen stock for each outstanding share of Carbon common stock (and cash in lieu of any fractional shares). Yorktown Energy Partners III, L.P. and Mr. McDonald, who at March 31, 2003 beneficially owned approximately 73.2% and 6.0%, respectively, of Carbon's outstanding common stock, have executed voting agreements with Evergreen obligating each of them to vote all shares over which the party has voting control in favor of the merger. Carbon expects the merger to close in the second quarter or third quarter of 2003.

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

  •
  The adoption of the Company's 1999 stock option plan and the Company's 1999 restricted stock plan; and

  •
  The Company's entering into employment agreements with Mr. McDonald and Mr. Struzeski.

        In the Exchange Agreement, Carbon, CEC and Yorktown agreed that the Board of Directors of Carbon will consist of five directors. Carbon, CEC and Yorktown agreed that the five directors initially would be David H. Kennedy, a person who passed away and was replaced by Cortlandt S. Dietler, Bryan H. Lawrence, Peter A. Leidel and Patrick R. McDonald. After completion of the exchange offer and Harry A. Trueblood, Jr.'s acceptance of the exchange offer for all CEC common stock beneficially owned by him, the number of Carbon directors was increased to six and Mr. Trueblood was elected as the sixth director. As long as Yorktown beneficially owns shares with 50% or more of the outstanding votes in the election of directors of Carbon, Yorktown has the right to designate for nomination two directors. If Yorktown beneficially owns shares with 25% or more but less than 50% of the outstanding votes in the election of directors of Carbon, then Yorktown has the right to designate for nomination one director. Yorktown has no right to designate directors for nomination under the Exchange Agreement if Yorktown beneficially owns shares with less than 25% of the outstanding votes in the election of directors of Carbon. So long as Mr. McDonald is an officer of Carbon, he is to be designated for nomination as a director of Carbon.

        As provided by the Exchange Agreement, a Nominating Committee of Carbon's Board was established. The Nominating Committee consists of one Yorktown designated director, Mr. McDonald so long as he is a director of Carbon, and two independent directors. The Nominating Committee is responsible for determining nominees for the positions of directors of Carbon or persons to be elected by the Board of Directors or shareholders of Carbon to fill any vacancy in the Board of Directors. The Nominating Committee is required to nominate for director each Yorktown director which Yorktown has the right to designate and has designated. The Nominating Committee is required to nominate Mr. McDonald if he is entitled to be nominated. The Nominating Committee will then nominate the remaining directors; at least two of the persons nominated will be independent directors. If the size of the Board is changed and there are not sufficient positions for the election of two independent directors after taking into account the directors designated by Yorktown and Mr. McDonald, then the Nominating Committee is not required to nominate two independent directors. If there is a vacancy in the position relating to a Yorktown director, the remaining Yorktown director has the right to designate any replacement to fill the vacancy. The Nominating Committee has the right to designate any replacement to fill any other vacancy. The Exchange Agreement requires that any change in the size or composition of the Board of Directors or the Nominating Committee be approved by a supermajority vote of the Board consisting of a majority of the entire Board which includes a majority of all Yorktown directors and at least one independent director. The Exchange Agreement requires that Yorktown and Mr. McDonald take such actions as shareholders of Carbon as necessary to effectuate the election of directors nominated pursuant to the foregoing provisions. The provisions relating to election of directors cease to be effective on October 29, 2009 or, if earlier, when Yorktown beneficially owns shares with less than 25% of the outstanding votes in the election of directors and Mr. McDonald is no longer an officer of Carbon.

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
10.4
Stock Purchase Agreement dated August 11, 1999 between Bonneville Pacific Corporation and Carbon Canada Resources Ltd., incorporated by reference to Exhibit 10.4 of the Company's registration statement on Form S-4, No. 333-89783, effective January 18, 2000.
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

10.8
Credit agreement dated as of May 9, 2002 between CEC Resources Ltd. and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q No. 1-15639, filed August 19, 2002.
10.9	Amended and restated credit agreement dated December 31, 2002 between Carbon Energy Corporation (USA) and Bank of Oklahoma, National Association.**
10.10
Asset purchase and sale agreement dated January 15, 2003 by and between Carbon Energy Corporation (USA), formerly known as Bonneville Fuels Corporation as Seller and Fasken Acquisition 02, Ltd. as Buyer.**
10.11
First amendment to asset purchase and sale agreement, dated March 19, 2003 by and between Carbon Energy Corporation (USA), formerly known as Bonneville Fuels Corporation as Seller and Fasken Acquisition 02, Ltd. as Buyer.**
10.12	Employment Agreement dated October 1, 2002 between Carbon Energy Corporation and Patrick R. McDonald
21	List of subsidiaries**
23.1	Consent of KPMG LLP**
23.2	Consent of Ryder Scott Company, L.P.**
23.3	Consent of Sproule Associates Limited**
24	Power of Attorney**
99.1	Certificate of 10-K/A Report, dated September 15, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed or furnished herewith

**
Previously filed with this Report

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: September 15, 2003

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title		Signature

September 15, 2003	Cortlandt S. Dietler, Director	) ) )	/s/ PATRICK R. MCDONALD
September 15, 2003	David H. Kennedy, Director	) ) )	Patrick R. McDonald, for himself and as Attorney-in-Fact for the named directors who together constitute all
September 15, 2003	Bryan H. Lawrence, Director	) ) )	of the members of Registrant's Board of Directors
September 15, 2003	Peter A. Leidel, Director	) ) )
September 15, 2003	Patrick R. McDonald, Director	) ) )
September 15, 2003	Harry A. Trueblood, Jr., Director	) )

CERTIFICATIONS

I, Patrick R. McDonald, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Carbon Energy Corporation;

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

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 15, 2003	/s/ PATRICK R. MCDONALD Patrick R. McDonald President and Chief Executive Officer

CERTIFICATIONS

I, Kevin D. Struzeski, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Carbon Energy Corporation;

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

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 15, 2003	/s/ KEVIN D. STRUZESKI Kevin D. Struzeski Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.9	Amended and restated credit agreement**
10.10	Asset purchase and sale agreement**
10.11	First amendment to asset purchase and sale agreement**
10.12	Employment Agreement with Patrick R. McDonald
21	List of subsidiaries**
23.1	Consent of KPMG LLP**
23.2	Consent of Ryder Scott Company, L.P.**
23.3	Consent of Sproule Associates Limited**
24	Power of Attorney**
99.1	Certification of 10-K/A Report

**
Previously filed with this Report

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
REPORT OF INDENDENT PUBLIC ACCOUNTANTS
CARBON ENERGY CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands)
CARBON ENERGY CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
CARBON ENERGY CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Years Ended December 31, 2002, 2001 and 2000 (in thousands)
CARBON ENERGY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
CARBON ENERGY CORPORATION NOTES CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Directors and Officers
  ITEM 11. EXECUTIVE COMPENSATION
  Director Compensation
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14 CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
EXHIBIT INDEX