Form 10-Q/A
period 2003-03-31
CARBON ENERGY CORP
filed 2003-09-15
CIK 1096019

Use these links to rapidly review the document
CARBON ENERGY CORPORATION INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

CARBON ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Oil and gas sales	$6,954	$3,909
Other, net	(192)	78

	6,762	3,987
Expenses:
Oil and gas production costs	1,747	1,546
Depreciation, depletion and amortization	1,452	1,740
General and administrative, net	1,514	1,329
Interest and other, net	339	193

Total operating expenses	5,052	4,808

Income (loss) before income taxes	1,710	(821)
Income tax provision (benefit):
Current	457	27
Deferred	96	(316)

Total taxes	553	(289)

Income (loss) before cumulative effect of change in accounting principle	1,157	(532)
Cumulative effect of change in accounting principle, net of tax	336	—

Net income (loss)	$1,493	$(532)

Average number of common shares outstanding:
Basic	6,120	6,086
Diluted	6,381	6,086
Earnings (loss) per share—basic:
Income (loss) before cumulative effect of change in accounting principle	$0.19	$(0.09)
Cumulative effect of change in accounting principle, net of tax	0.05	—

	$0.24	$(0.09)

Earnings (loss) per share—diluted:
Income (loss) before cumulative effect of change in accounting principle	$0.18	$(0.09)
Cumulative effect of change in accounting principle, net of tax	0.05	—

	$0.23	$(0.09)

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

CARBON ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Nature of Operations

        Nature of Operations—Carbon Energy Corporation (the Company or Carbon) is an independent oil and gas company engaged in the exploration, development and production of natural gas and crude oil in the United States and Canada. The Company's areas of operations in the United States are the Piceance Basin in Colorado, the Uintah Basin in Utah and Montana. The Company's areas of operations in Canada are central and northwest Alberta and southeast Saskatchewan.

        The Company's business is comprised of the assets and properties of Carbon Energy Corporation (USA) (Carbon USA), which conducts the Company's operations in the United States, and the assets and properties of Carbon Energy Canada Corporation (Carbon Canada), which conducts the Company's operations in Canada. Effective July 11, 2002, Carbon changed the name of its United States subsidiary from Bonneville Fuels Corporation (Bonneville Fuels) to Carbon Energy Corporation (USA). Effective March 1, 2003, Carbon changed the name of its Canadian subsidiary from CEC Resources Ltd. (CEC Resources) to Carbon Energy Canada Corporation. As the parent company, Carbon provides management services to Carbon USA and Carbon Canada. Collectively, Carbon, Carbon Canada, Carbon USA and their subsidiaries are referred to as the Company.

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

        On March 31, 2003, Carbon announced that it had entered into an Agreement and Plan of Reorganization (the Merger Agreement) with Evergreen Resources, Inc. (Evergreen). Under the Merger Agreement, Carbon will merge with a subsidiary of Evergreen, and Carbon stockholders will receive .275 shares of Evergreen common stock for each outstanding share of Carbon common stock (and cash in lieu of any fractional shares). As a result of the merger, Carbon will become a wholly owned subsidiary of Evergreen. The merger is intended to be a tax-free, stock-for-stock transaction. At the time of execution of the agreement, each of Yorktown Energy Partners III, L.P. and Patrick R. McDonald, President and Chief Executive Officer of Carbon, who own approximately 73.2% and 3.8%, respectively, of Carbon's outstanding common stock, had executed an agreement with Evergreen obligating each of them to vote all shares over which it has voting control in favor of the merger.

        Completion of the merger, which is subject to customary conditions, including approval by the stockholders of Carbon, is expected to occur in the third quarter of 2003. The Merger Agreement contains a $2.5 million termination fee payable by Carbon if the Merger Agreement is terminated under certain circumstances.

        Basis of Presentation—The unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The statements do not include certain information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC. The statements reflect all adjustments that, in the opinion of management, are necessary to fairly present the Company's financial position at March 31, 2003 and the results of its operations and its cash flows for the periods presented.

        All amounts are presented in U.S. dollars.

2. Significant Accounting Policies

        Principles of Consolidation—The consolidated financial statements include the accounts of Carbon and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated.

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

        Pursuant to full cost accounting rules, capitalized costs less related accumulated depletion and deferred income taxes may not exceed the sum of the present value of future net revenues from estimated production of proved oil and gas reserves using a 10% discount factor and unescalated oil and gas prices and costs as of the end of the period; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair market value of unproved properties included in the costs being amortized, if any; less related income tax effects. At March 31, 2003, the costs reflected in the accompanying financial statements did not exceed the ceiling limitation in either the United States or Canada. Should natural gas and oil prices decline in the future, it is possible that impairments of the Company's oil and gas properties could occur.

        Proceeds from disposal of interests in oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the rate of depletion.

        Buildings, transportation and other equipment are depreciated on the straight-line method with lives ranging from three to seven years.

        Asset Retirement Costs and Obligations—The Company adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143) on January 1, 2003. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation is allocated to operating expense using a systematic and rational method.

        Upon adoption of the statement, the Company recorded an asset retirement obligation of approximately $3.0 million, an addition to oil and gas properties of approximately $3.5 million and a credit of approximately $336,000 (net of tax) for the cumulative effect of change in accounting principle. At March 31, 2003, the asset retirement obligation is recorded in other long-term liabilities. Below is a reconciliation of the beginning and ending aggregate carrying amount of the Company's asset retirement obligations as of March 31, 2003:

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

        Transportation Costs—Gathering and transportation costs incurred by the Company are included as components of oil and gas production costs in the accompanying statements of operations. Under the Company's sales contracts for the three months ended March 31, 2003 and 2002, purchasers assumed all obligations under transportation agreements. As a result, the Company did not incur any transportation costs during this time and reported its gas revenues net of transportation costs incurred by purchasers of its natural gas.

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

        Comprehensive Income—The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes net income and certain items recorded directly to stockholders' equity and are classified as other comprehensive income.

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

        If compensation costs for this plan had been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been as follows:

	Three Months Ended March 31,
	2003	2002
	(in thousands except per share data)
Net income (loss):
As reported	$1,493	$(532)
Pro forma	1,441	(574)
Basic earnings (loss) per common share:
As reported	$0.24	$(0.09)
Pro forma	0.24	(0.09)
Diluted earnings (loss) per common share:
As reported	$0.23	$(0.09)
Pro forma	0.23	(0.09)

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2003	2002
Expected option life—years	5.00	5.00
Risk-free interest rate	2.78%	2.79%
Dividend yield	0.00%	0.00%
Volatility	47.16%	44.84%

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

        Recent Accounting Pronouncements—In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," which provides guidance for financial accounting and reporting of costs associated with exit or disposal activities. This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as previously required under EITF No. 94-3. The adoption of SFAS No. 146 on January 1, 2003, had no impact on the Company's financial position or results of operations.

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

        A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Company would be required to reclassify approximately $6.2 million and $2.5 million at March 31, 2003 and December 31, 2002, respectively, out of oil and gas properties and into a separate intangible assets line item. The Company's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules. Further, the Company does not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on the Company's compliance with covenants under its debt agreements.

3. Acquisition and Disposition of Assets

        Disposition of Oil and Gas Assets—In July 2002, the Company sold certain overriding royalty interests in the Piceance and Permian Basins, receiving net proceeds of approximately $700,000. Proceeds from the sale were credited directly to the full cost pool and no gain or loss was recognized. The proceeds were used to repay amounts outstanding under the Company's credit facilities.

        In September 2002, the Company sold its entire working interests and related leasehold rights in Kansas, receiving net proceeds of approximately $2.1 million. Proceeds from the sale were credited directly to the full cost pool and no gain or loss was recognized. The proceeds were used to repay amounts outstanding under the Company's credit facilities.

        On March 24, 2003, Carbon USA closed on the sale of its interests in oil and gas properties located primarily in the Permian Basin of southeast New Mexico. Net proceeds from the sale, after normal closing adjustments, were $14.4 million. Proceeds from the sale were credited directly to the full cost pool and no gain or loss was recognized. A portion of the proceeds from the sale were used to repay borrowings under the Company's U.S. credit facility.

4. Long-term Debt

        U.S. Facility—On December 31, 2002, the Company obtained a credit facility from the Bank of Oklahoma, National Association (Bank of Oklahoma). Borrowings under the Bank of Oklahoma credit facility were used to repay outstanding borrowings under the Company's previous credit facility with Wells Fargo Bank West National Association. The facility had an initial borrowing base of $19.0 million that was reduced to $14.0 million on March 24, 2003 as a result of the Company's sale of its interests in oil and gas properties located primarily in the Permian Basin of southeast New Mexico. The Company used a portion of the proceeds from the Permian Basin sale to repay outstanding borrowings under the new credit facility and at March 31, 2003 outstanding borrowings under the new credit facility were $10.7 million.

        The facility has a maturity date of October 2005 with no principal payments required until maturity. The interest rates on amounts borrowed under the facility vary depending upon outstanding borrowings as a percentage of the borrowing base. The Company's weighted average interest rate was 3.9% at March 31, 2003.

        The facility is secured by certain U.S. oil and gas properties of the Company and contains various convenants which prohibit or limit the Company's ability to pay dividends, purchase treasury shares, incur indebtedness, sell properties or merge with another entity. The Company is also be required to maintain certain financial ratios. The Company was in compliance with all debt covenants at March 31, 2003.

        The Company has been informed by Evergreen that the credit facility with the Bank of Oklahoma is expected to be repaid in full at the time of the proposed merger of the Company with Evergreen.

        Canadian Credit Facility—Carbon Canada's credit facility is an oil and gas reserve based line-of-credit with Canadian Imperial Bank of Commerce (CIBC). In May 2003, the Company secured an increase in the borrowing base of the facility with CIBC to approximately $15.0 million from approximately $10.9 million. At March 31, 2003 outstanding borrowings were $10.5 million. The Canadian facility is secured by the Canadian oil and gas properties of the Company. The revolving phase of the Canadian facility expires on March 31, 2004. If the revolving commitment is not renewed, the loan will be converted into a term loan and will be reduced by consecutive monthly payments over a period not to exceed 24 months. Subject to possible changes in the borrowing base, CIBC has agreed that it will not require the Company to make principal payments under the term loan section of the facility until April 2004 at the earliest. As such, no amounts under the CIBC facility have been classified as current at March 31, 2003. The Canadian facility bears interest at a rate equal to banker's acceptance rates plus 1.25% or at the CIBC Prime rate plus .5%. The Company's weighted average interest rate was 5.25% at March 31, 2003.

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

5. Derivative Instruments

        Interest Rate Swap Agreements—During 2002, the Company entered into interest rate swap agreements that effectively converted a portion of its variable rate borrowings in the United States to fixed rate debt for periods of up to two years, reducing the impact of interest rate increases or decreases on future income. Quarterly settlements from interest rate swaps that qualify for hedge accounting treatment are recognized as an adjustment to interest expense. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recognized in the current period as a component of other revenues, net. The cash flows from such agreements are included in operating activities in the consolidated statements of cash flow. The table below sets forth the Company's interest rate derivative contracts in place at March 31, 2003:

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

        During the first three months of 2003, net hedging losses of $431,000 ($264,000 after tax) relating to commodity derivative contracts were transferred from accumulated other comprehensive income to earnings. The fair value of outstanding commodity derivative contracts designated as hedges decreased by $1.1 million ($663,000 after tax). In March 2003, Carbon USA closed on the sale of its interest in oil and gas properties located primarily in the Permian Basin of southeast New Mexico. At the time of the sale, the Company had an oil commodity swap that was utilized to hedge the Company's Permian Basin oil production which was sold. As a result of the sale, the Company no longer has Permian Basin oil production underlying this commodity derivative contract and consequently discontinued hedge accounting for this contract and recorded a non-cash charge of $42,000 ($26,000 net of tax) related to the change in the fair value of this contract. Other than the above mentioned commodity derivative contract, oil and natural gas prices reflective of the Company's hedge contracts were correlative with the published indices used to sell the Company's production. As a result, except for the above mentioned commodity derivative contract, no ineffectiveness was recognized related to the Company's hedge contracts during the three months ended March 31, 2003. As of March 31, 2003, the Company had net unrealized commodity derivative losses of $1.5 million ($926,000 after tax). The Company expects to reclassify all of these net unrealized losses to earnings during the next twelve months.

6. Business and Geographical Segments

        Segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." For the three months ended March 31, 2003 and 2002, Carbon had two reportable segments: Carbon USA and Carbon Canada, representing oil and gas operations in the United States and Canada, respectively. The Company evaluates performance of its reportable segments based on profit or loss from oil and gas operations before income taxes. Because Carbon USA and Carbon Canada are managed separately based on their geographic locations, the Company identified them as reportable segments under SFAS No. 131. The segment data presented below was prepared on the same basis as Carbon's consolidated financial statements (in thousands).

	March 31, 2003			March 31, 2002
	United States	Canada	Total	United States	Canada	Total
Revenues:
Oil and gas sales	$3,289	$3,665	$6,954	$2,260	$1,649	$3,909
Other, net	(192)	—	(192)	78	—	78

	3,097	3,665	6,762	2,338	1,649	3,987
Expenses:
Oil and gas production costs	1,354	393	1,747	1,130	416	1,546
Depreciation, depletion and amortization	756	696	1,452	1,082	658	1,740
General and administrative, net	978	536	1,514	878	451	1,329
Interest and other, net	236	103	339	163	30	193

Total operating expenses	3,324	1,728	5,052	3,253	1,555	4,808

Income (loss) before income taxes and cumulative effect of accounting change	(227)	1,937	1,710	(915)	94	(821)
Income tax provision (benefit)	(90)	643	553	(343)	54	(289)

Net income (loss) before cumulative effect of accounting change	$(137)	$1,294	$1,157	$(572)	$40	$(532)

Total assets	$26,077	$32,265	$58,342	$42,675	$19,793	$62,468

Capital expenditures	$1,350	$5,714	$7,064	$767	$1,673	$2,440

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        On March 31, 2003, Carbon announced that it had entered into an Agreement and Plan of Reorganization (the Merger Agreement) with Evergreen Resources, Inc. (Evergreen). Under the Merger Agreement, Carbon will merge with a subsidiary of Evergreen, and Carbon stockholders will receive .275 shares of Evergreen common stock for each outstanding share of Carbon common stock (and cash in lieu of any fractional shares). As a result of the merger, Carbon will become a wholly owned subsidiary of Evergreen. The merger is intended to be a tax-free, stock-for-stock transaction. At the time of execution of the agreement, each of Yorktown Energy Partners III, L.P. and Patrick R. McDonald, President and Chief Executive Officer of Carbon, who own approximately 73.2% and 3.8%, respectively, of Carbon's outstanding common stock, had executed an agreement with Evergreen obligating each of them to vote all shares over which it has voting control in favor of the merger.

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

        Reserves—There are many uncertainties inherent in estimating crude oil and natural gas reserve quantities, projecting future production rates and the timing of future development expenditures. In addition, reserve estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, these estimates are subject to change as additional information becomes available. Proved reserves are the estimated quantities of oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those reserves expected to be recovered through existing equipment and operating methods.

        Derivative Instruments and Hedging Activities—Pursuant to Company guidelines, the Company utilizes derivative instruments only as a hedging mechanism and does not enter into speculative transactions. The Company has a Risk Management Committee to administer and approve all hedging transactions. Gains or losses from commodity derivative instruments that qualify for hedge accounting treatment are recognized as an adjustment to sales revenue in the period in which the derivative instrument matures. Gains or losses from financial instruments that do not qualify for hedge accounting treatment are recognized during the current period as a component of other revenues, net. The cash flows from such agreements are included in operating activities in the consolidated statements of cash flows.

        The estimation of fair values for the Company's hedging derivatives requires substantial judgement. The fair values of the Company's derivatives are estimated on a monthly basis using an option pricing model. The option pricing model uses various factors that include closing exchange prices, volatility and the time value of options. The estimated future prices are compared to the prices fixed by the hedge agreements and the resulting estimated future cash inflows (outflows) over the lives of the hedges are discounted. These pricing and discounting variables are sensitive to market volatility as well as to changes in future price forecasts, regional price differentials and interest rates.

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

Results of Operations

        The following table and discussion present comparative revenue, production volumes, average sales prices, expenses and percentage change between periods for the three months ended March 31, 2003 and 2002 (first quarter) for the Company's United States and Canadian operations.

	United States Three Months Ended March 31,			Canada Three Months Ended March 31,
	2003	2002	Change	2003	2002	Change
	(U.S. dollars in thousands, except prices and per Mcfe information)			(U.S. dollars in thousands, except prices and per Mcfe information)
Revenues:
Oil and gas revenues	$3,289	$2,260	46%	$3,665	$1,649	122%
Other, net	(192)	78	-346%	—	—	—

Total revenues	$3,097	$2,338	32%	$3,665	$1,649	122%
Daily production volumes:
Natural gas (MMcf)	7.7	9.1	-15%	7.5	6.2	21%
Oil and liquids (Bbl)	225	247	-9%	157	155	1%
Equivalent production (MMcfe 6:1)	9.1	10.6	-14%	8.4	7.1	18%
Average price realized:
Natural gas (Mcf)	$4.08	$2.28	79%	$4.93	$2.56	93%
Oil and liquids (Bbl)	23.05	17.91	29%	24.47	15.58	57%
Direct lifting costs	$386	$386	0%	$361	$349	3%
Average direct lifting costs/Mcfe	0.47	0.41	15%	0.48	0.54	-11%
Other production costs	968	744	30%	32	67	-52%
General and administrative, net	978	878	11%	536	451	19%
Depreciation, depletion and amortization	756	1,082	-30%	696	658	6%
Interest and other expense, net	236	163	45%	103	30	243%
Income tax provision (benefit)	(90)	(343)	-74%	643	54	1091%

        Revenues from oil, liquids and gas sales of Carbon USA for the first quarter of 2003 were $3.3 million, a 46% increase from 2002. The increase was due primarily to increased oil, liquids and natural gas prices in the first quarter of 2003, partially offset by decreased oil, liquids and natural gas production.

        Revenues from oil, liquids and gas sales of Carbon Canada for the first quarter of 2003 were $3.7 million, a 122% increase from 2002. The increase was due primarily to increased oil, liquids and natural gas prices and increased oil, liquids and natural gas production.

        Average production in the United States for the first quarter of 2003 was 225 barrels of oil and liquids per day and 7.7 million cubic feet (MMcf) of gas per day, a decrease of 14% from the same period in 2002 on a Mcf equivalent (Mcfe) basis where one barrel of oil or liquids is equal to six Mcf of gas. The decrease in production was due in part to the disposition of the Company's Kansas properties in September 2002 and natural production declines in all operating areas. During the first quarter of 2003, Carbon USA participated in the drilling of three gross (.6 net) wells of which one gross (.1 net) was completed as an oil well and two gross (.5 net) were completed as gas wells compared to two gross (.1 net) oil wells during the first quarter of 2002.

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

        Average oil and liquids prices realized by Carbon USA increased 29% from $17.91 per barrel for the first quarter of 2002 to $23.05 for 2003. The average oil and liquids price includes hedge losses of $157,000 or $7.73 per barrel for the first quarter of 2003. There was no oil hedge activity for the first quarter of 2002. Average natural gas prices realized by Carbon USA increased 79% from $2.28 per Mcf for the first quarter of 2002 to $4.08 for 2003. The average natural gas price includes hedge losses of $216,000 or $.31 per Mcf for the first quarter of 2003 compared to hedge gains of $51,000 or $.06 per Mcf for 2002.

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

        Other losses in the United States were $192,000 for the first quarter of 2003 compared to revenues of $78,000 for 2002. In March 2003, Carbon USA closed on the sale of its interest in oil and gas properties located primarily in the Permian Basin of southeast New Mexico. Proceeds from the sale were used to repay borrowings under the Company's U.S. credit facility with Bank of Oklahoma. As a result of this use of proceeds, the Company no longer had variable rate borrowings underlying certain of its interest rate swap agreements. As a result, the Company discontinued hedge accounting for these interest rate swaps and recorded a non-cash charge of $175,000 related to the change in the fair value of these agreements. In addition, at the time of the asset sale, the Company had an oil commodity swap that was utilized to hedge the Company's Permian Basin oil production which was sold. As a result of the sale, the Company no longer has Permian Basin oil production underlying this commodity derivative contract. Consequently the Company discontinued hedge accounting for this derivative contract and recorded a non-cash charge of $42,000 related to the change in the fair value of this contract.

        Direct lifting costs incurred by Carbon USA were $386,000 or $.47 per Mcfe for the first quarter of 2003 compared to $386,000 or $.41 per Mcfe for 2002. The higher per Mcfe expense in the first quarter of 2003 compared to 2002 was due to operating approximately the same number of wells with lower production per well.

        Other production costs incurred by Carbon USA, consisting primarily of severance taxes, gathering and processing fees and production overhead, were $968,000 for the first quarter of 2003 compared to $744,000 for 2002. The increase is due primarily to increased severance taxes as a result of higher natural gas and oil prices.

        Direct lifting costs incurred by Carbon Canada were $361,000 or $.48 per Mcfe for the first quarter of 2003 compared to $349,000 or $.54 per Mcfe for 2002. The lower per Mcfe expense in the first quarter of 2003 was primarily due to a reconfiguration of the Company's compressor facilities that reduced compressor expenses in the Carbon area and a reduction in contract operating and overhead charges due to Carbon Canada employees assuming these duties.

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

        Depreciation, depletion and amortization (DD&A) of oil and gas assets is calculated using the units of production method. DD&A is typically determined by using historical capitalized costs incurred to find, develop and recover oil and gas reserves. However, the Company's DD&A rate has been affected by the purchase price of the properties acquired in the Company's acquisitions of Carbon USA and Carbon Canada, the volume of proved reserves the Company acquired in the acquisitions and a ceiling test impairment recorded by the Company in the second quarter of 2002.

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

Liquidity and Capital Resources

        At March 31, 2003, the Company had $58.3 million of assets. Total capitalization was $41.9 million, consisting of 49% stockholders' equity and 51% debt.

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

        Carbon's primary cash requirements for the remainder of 2003, subject to completion of the proposed merger described previously, will be to fund exploration and development expenditures, finance acquisitions, repay debt, and for general working capital needs. The Company has budgeted capital expenditures for the remainder of 2003, exclusive of unplanned acquisitions or divestitures, of approximately $13.9 million. At March 31, 2003, the Company is in compliance with all its debt covenants and has no reason to believe that either of its credit facilities will require principal payments during the next twelve months. Under the facilities, funds available at March 31, 2003 were approximately $7.8 million. In addition, at March 31, 2003, the Company had $7.7 million in cash which was subsequently used to repay borrowings under the Company's U.S. credit facility in April 2003. Carbon believes that available borrowings under its credit agreements and projected operating cash flows will be sufficient to cover its working capital, planned capital expenditures and debt service requirements for the next 12 months.

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

        The table below sets forth the Company's contractual obligations at March 31, 2003 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
Contractual Obligations	Less than 1 Year	1 - 3 Years	4 - 5 Years
Revolving credit facilities	$—	$21,242	$—
Operating leases	397	236	—
Transporation agreements	121	86	—

	$518	$21,564	$—

Disclosures Regarding Forward-Looking Statements

        All statements contained in this filing that are not historical facts are forward-looking statements. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration expenditures, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and natural gas, business strategies, expansion and growth of the Company's operations, cash flow and anticipated liquidity, prospect development and property acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to be correct. Factors that could cause actual results to differ materially are described, among other places, in the Marketing, Competition, Government Regulation, Environmental Regulation and Operating Hazards sections of the Company's 2002 Form 10-K and under "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors include, but are not limited to, general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, and regulatory developments. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company undertakes no obligation to update any forward-looking statements to reflect future events or developments.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Because of its debt position, the Company is exposed to interest rate risk. Interest rate risk is estimated as the potential change in the fair value of interest sensitive investments resulting from an immediate hypothetical change in interest rates. The sensitivity analysis presents the change in fair value of these instruments and changes in the Company's earnings and cash flows assuming an immediate one percent change in floating interest rates. At March 31, 2003, the Company had $10.7 million of floating rate debt through its facility with Bank of Oklahoma and $10.5 million through its facility with CIBC. The Company also had $7.7 million in cash equivalent instruments that were used to repay borrowings under the Company's U.S. credit facility in April 2003. In addition, the Company currently has interest rate swap agreements that effectively convert a portion of its variable rate borrowings to fixed rate debt as described in Note 5 to the Consolidated Financial Statements in this report. Assuming constant debt levels, the impact on earnings and cash flow for the twelve month period beginning April 1, 2003, from a one percent change in interest rates would be approximately $131,000 before taxes.

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

        At March 31, 2003, all of the Company's United States gas production is in Colorado and Utah. Since March 2002, natural gas prices for production in these areas have been unusually low relative to the rest of the producing areas in the United States. Reduced regional seasonal demand and inadequate pipeline transportation capacity linking Carbon's production in the Piceance and Uintah Basins to consuming regions are principal factors contributing to the large price differentials. While there is the prospect of additional pipeline capacity out of the region which is expected to help alleviate the high price differentials received by Rocky Mountain gas producers, continued volatility is expected to affect the price received for natural gas produced by Carbon in the United States and Canada.

        The Company may use certain financial instruments including swaps, collars, futures and other contracts in an attempt to reduce exposure to fluctuations in the price of oil and natural gas by establishing fixed prices or hedges for its oil and natural gas production. Hedging the Company's oil and natural gas production may limit the Company's exposure to price declines or limit the benefit of price increases. Risks associated with the practice of hedging include counterparty credit risk, Carbon's inability to deliver required physical volumes of oil and gas which support the Company's hedges, inefficient or non-correlatable hedges, basis risk, inability to liquidate hedge positions if desired and other unforeseen economic factors.

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

        The Company periodically enters into long-term physical sales contracts for a portion of its natural gas and oil production. The table below sets forth physical fixed price and costless collar contracts at March 31, 2003:

Fixed price:	Costless collars:
Carbon Canada			Carbon Canada
Time Period	MMBtu	Weighted Average Fixed Price MMBtu	Time Period	MMBtu	Weighted Average Fixed Price MMBtu	Weighted Average Ceiling Price MMBtu
Gas			Gas
04/01/03-12/31/03	753,000	$3.75	04/01/03-12/31/03	289,000	$3.95	$5.12
			01/01/04-04/30/04	115,000	3.95	5.78

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

PART II—OTHER INFORMATION

Item 1-5	Not applicable.
Item 6	(a)	Exhibits
	10.1	First Amendment of Amended and Restated Credit Agreement dated as of March 24, 2003 between Carbon Energy Corporation (USA) and Bank of Oklahoma, National Association.**
	10.2	Credit Agreement dated as of May 14, 2003 between Carbon Energy Canada Corporation and Canadian Imperial Bank of Commerce.**
	99.1	Certification of 10-Q/A Report, dated September 15, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
	(b)	Reports on Form 8-K
(i)
A report on Form 8-K, filed with the Securities and Exchange commission on April 1, 2003, regarding the March 31, 2003 announcement of an Agreement and Plan of Reorganization between Carbon Energy Corporation, Evergreen Resources, Inc. and Evergreen Merger Corporation.
(ii)
A report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2003, regarding the March 24, 2003 sale of the Company's interests in oil and gas properties located primarily in the Permian Basin of southeast New Mexico.

*
Filed or furnished herewith

**
Previously filed with this Report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON ENERGY CORPORATION Registrant

Date: September 15, 2003	By:	/s/ PATRICK R. MCDONALD President and Chief Executive Officer

Date: September 15, 2003	By:	/s/ KEVIN D. STRUZESKI Treasurer and Chief Financial Officer

CERTIFICATION

I, Patrick R. McDonald certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of Carbon Energy Corporation;

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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 15, 2003	By:	/s/ PATRICK R. MCDONALD Patrick R. McDonald President and Chief Executive Officer

CERTIFICATION

I, Kevin D. Struzeski certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of Carbon Energy Corporation;

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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 15, 2003	By:	/s/ KEVIN D. STRUZESKI Kevin D. Struzeski Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	First Amendment of Amended and Restated Credit Agreement**
10.2	Credit Agreement**
99.1	Certification of 10-Q/A Report

**
Previously filed with this Report.