Form 10-Q/A
period 2003-06-30
CARBON ENERGY CORP
filed 2003-09-15
CIK 1096019

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

CARBON ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2003	December 31, 2002
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,433	$4,914
Accrued production taxes payable	370	337
Income taxes payable	681	—
Undistributed revenue and other	1,871	1,462
Current derivative liability	1,414	1,116

Total current liabilities	9,769	7,829

Long-term debt	16,343	22,709
Other long-term liabilities	3,130	37
Deferred income taxes	4,311	3,093
Minority interest	—	28
Stockholders' equity:
Preferred stock, no par value:
10,000,000 shares authorized, none outstanding	—	—
Common stock, no par value:
20,000,000 shares authorized, 6,247,619 and 6,116,295 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	32,270	31,987
Accumulated deficit	(10,574)	(12,017)
Accumulated other comprehensive income (loss)	420	(1,362)

Total stockholders' equity	22,116	18,608

Total liabilities and stockholders' equity	$55,669	$52,304

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
Income tax provision:
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

        On March 31, 2003, Carbon announced that it had entered into an Agreement and Plan of Reorganization (the Merger Agreement) with Evergreen Resources, Inc. (Evergreen). Under the Merger Agreement, Carbon will merge with a subsidiary of Evergreen, and Carbon stockholders will receive .275 shares of Evergreen common stock for each outstanding share of Carbon common stock (and cash in lieu of any fractional shares). This ratio is prior to the two-for-one split of Evergreen common stock for shareholders of record on August 29, 2003 announced by Evergreen on July 31, 2003. As a result of the merger, Carbon will become a wholly owned subsidiary of Evergreen. The merger is intended to be a tax-free, stock-for-stock transaction. At the time of execution of the agreement, each of Yorktown Energy Partners III, L.P. and Patrick R. McDonald, President and Chief Executive Officer of Carbon, who own approximately 71.7% and 4.1%, respectively, of Carbon's outstanding common stock, had executed an agreement with Evergreen obligating each of them to vote all shares over which they have voting control in favor of the merger.

        Completion of the merger, which is subject to customary conditions, including approval by the stockholders of Carbon, is expected to occur in the third quarter of 2003. The Merger Agreement contains a $2.5 million termination fee payable by Carbon if the Merger Agreement is terminated under certain circumstances.

        Basis of Presentation—The unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The statements do not include all information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that the accompanying consolidated financial statements of the Company be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 2002, as filed with the SEC. The statements reflect all adjustments that, in the opinion of management, are necessary to fairly present the Company's financial position at June 30, 2003 and the results of its operations and its cash flows for the periods presented.

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

        Upon adoption of the statement, the Company recorded an asset retirement obligation of approximately $3.0 million, an addition to oil and gas properties of approximately $3.5 million and a credit of approximately $336,000 (net of tax) for the cumulative effect of change in accounting principle. At June 30, 2003, the asset retirement obligation is recorded in other long-term liabilities. Below is a reconciliation of the beginning and ending aggregate carrying amount of the Company's asset retirement obligations as of June 30, 2003:

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

		Year Ended December 31,
	Six Months Ended June 30, 2002
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

        Transportation Costs—Gathering and transportation costs incurred by the Company are included as components of oil and gas production costs in the accompanying statements of operations. Under the Company's sales contracts for the six months ended June 30, 2003 and 2002, purchasers assumed all obligations under transportation agreements. As a result, the Company did not incur any transportation costs during this time and reported its gas revenues net of transportation costs incurred by purchasers of its natural gas.

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

        If compensation costs for this plan had been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:

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

        Earnings (Loss) Per Share—The Company uses the weighted average number of shares outstanding to calculate earnings per share data. When dilutive, options are included as share equivalents using the treasury stock method and are included in the calculation of diluted per share data. Due to the Company's net loss for the three month periods ended June 30, 2003 and 2002 and the six month period ended June 30, 2002, basic and diluted earnings per share are the same, as all potentially dilutive securities would be anti-dilutive.

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

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective and adopted by the Company on July 1, 2003. As the Company has no such instruments, the Company's adoption of this statement did not have an impact on its financial condition or results of operation.

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

        A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Company would be required to reclassify approximately $6.9 million and $2.5 million at June 30, 2003 and December 31, 2002, respectively, out of oil and gas properties and into a separate intangible assets line item. The Company's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules. Further, the Company does not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on the Company's compliance with covenants under its debt agreements.

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

        The facility has a maturity date of October 2005 with no principal payments required until maturity. The interest rates on amounts borrowed under the facility vary depending upon outstanding borrowings as a percentage of the borrowing base. The Company's weighted average interest rate was 3.2% at June 30, 2003.

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

        Canadian Credit Facility—Carbon Canada's credit facility is an oil and gas reserve based line-of-credit with Canadian Imperial Bank of Commerce (CIBC). In May 2003, the Company secured an increase in the borrowing base of the facility with CIBC to approximately $16.2 million from approximately $11.8 million. At June 30, 2003 outstanding borrowings were $11.6 million. The Canadian facility is secured by the Canadian oil and gas properties of the Company. The revolving phase of the Canadian facility expires on March 31, 2004. If the revolving commitment is not renewed, the loan will be converted into a term loan and will be reduced by consecutive monthly payments over a period not to exceed 24 months. Subject to possible changes in the borrowing base, CIBC has agreed that it will not require the Company to make principal payments under the term loan section of the facility until July 2004 at the earliest. As such, no amounts under the CIBC facility have been classified as current at June 30, 2003. The Canadian facility bears interest at a rate equal to banker's acceptance rates plus 1.25% or at the CIBC Prime rate plus .5%. The Company's weighted average interest rate was 5.5% at June 30, 2003.

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

5. Derivative Instruments

        Interest Rate Swap Agreements—During 2002, the Company entered into interest rate swap agreements that effectively converted a portion of its variable rate borrowings in the United States to fixed rate debt for periods of up to two years, reducing the impact of interest rate increases or decreases on future income. Quarterly settlements from interest rate swaps that qualify for hedge accounting treatment are recognized as an adjustment to interest expense. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recognized in the current period as a component of other revenues, net. The cash flows from such agreements are included in operating activities in the consolidated statements of cash flow. The table below sets forth the Company's interest rate derivative contracts in place at June 30, 2003:

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

        During the first six months of 2003, net hedging losses of $1.2 million ($720,000 after tax) relating to commodity derivative contracts designated as hedges were transferred from accumulated other comprehensive income to earnings. The fair value of outstanding commodity derivative contracts designated as hedges decreased by $1.5 million ($947,000 after tax). In March 2003, Carbon USA closed on the sale of its interest in oil and gas properties located primarily in the Permian Basin of southeast New Mexico. At the time of the sale, the Company had an oil commodity swap that was utilized to hedge the Company's Permian Basin oil production. As a result of the sale, the Company no longer had Permian Basin oil production underlying this commodity derivative contract. Consequently, the Company discontinued hedge accounting for this contract during the first six months of 2003 and recognized expenses of $90,000 ($56,000 after tax) of which $61,000 is unrealized at June 30, 2003, related to the change in the fair value of this contract. Other than the above mentioned commodity derivative contract, oil and natural gas prices reflective of the Company's hedge contracts were correlative with the published indices used to sell the Company's production. As a result, except for the above mentioned commodity derivative contract, no ineffectiveness was recognized related to the Company's hedge contracts during the six months ended June 30, 2003. As of June 30, 2003, the Company had net unrealized commodity derivative losses of $1.3 million ($793,000 after tax) including $61,000 in losses that have been recorded to income. The Company expects to reclassify the remainder of these net unrealized losses to earnings during the next twelve months.

6. Business and Geographical Segments

        Segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." For the three and six month periods ended June 30, 2003 and 2002, Carbon had two reportable segments: Carbon USA and Carbon Canada, representing oil and gas operations in the United States and Canada, respectively. The Company evaluates performance of its reportable segments based on profit or loss from oil and gas operations before income taxes. Because Carbon USA and Carbon Canada are managed separately based on their geographic locations, the Company identified them as reportable segments under SFAS No. 131. The segment data presented below was prepared on the same basis as Carbon's consolidated financial statements (in thousands).

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        On March 31, 2003, Carbon announced that it had entered into an Agreement and Plan of Reorganization (the Merger Agreement) with Evergreen Resources, Inc. (Evergreen). Under the Merger Agreement, Carbon will merge with a subsidiary of Evergreen, and Carbon stockholders will receive .275 shares of Evergreen common stock for each outstanding share of Carbon common stock (and cash in lieu of any fractional shares). This ratio is prior to the two-for-one split of Evergreen common stock for shareholders of record on August 29, 2003 announced by Evergreen on July 31, 2003. As a result of the merger, Carbon will become a wholly owned subsidiary of Evergreen. The merger is intended to be a tax-free, stock-for-stock transaction. At the time of execution of the agreement, each of Yorktown Energy Partners III, L.P. and Patrick R. McDonald, President and Chief Executive Officer of Carbon, who own approximately 71.7% and 4.1%, respectively, of Carbon's outstanding common stock, had executed an agreement with Evergreen obligating each of them to vote all shares over which they have voting control in favor of the merger.

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

Results of Operations

        The following table and discussion present comparative revenue, production volumes, average sales prices, expenses and percentage change between periods for the three months ended June 30, 2003 and 2002 (second quarter) for the Company's United States and Canadian operations.

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

        Revenues from oil, liquids and gas sales of Carbon USA for the second quarter of 2003 were $1.8 million, a 32% decrease from 2002. The decrease was due primarily to decreased oil, liquids and natural gas production in the second quarter of 2003 due to the disposition of the Company's Kansas assets in September 2002 and Permian Basin assets in March 2003, partially offset by increased natural gas prices.

        Revenues from oil, liquids and gas sales of Carbon Canada for the second quarter of 2003 were $3.6 million, a 93% increase from 2002. The increase was due primarily to increased oil, liquids and natural gas prices and increased oil, liquids and natural gas production.

        Average production in the United States for the second quarter of 2003 was 98 barrels of oil and liquids per day and 5.1 million cubic feet (MMcf) of gas per day, a decrease of 42% from the same period in 2002 on a Mcf equivalent (Mcfe) basis where one barrel of oil or liquids is equal to six Mcf of gas. The decrease in production was primarily due to the disposition of the Company's Kansas assets in September 2002 and Permian Basin assets in March 2003. Exclusive of these disposed assets, average production in the United States for the second quarter of 2003 increased 6% on a Mcfe basis compared to 2002. During the second quarter of 2003, Carbon USA participated in the drilling of one gross (1 net) gas well compared to one gross (.1 net) oil well during the second quarter of 2002.

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

        Other production costs incurred by Carbon USA, consisting primarily of severance taxes, gathering and processing fees and production overhead, were $915,000 for the second quarter of 2003 compared to $846,000 for 2002. The increase was primarily due to increased gathering and processing fees due to increased natural gas prices, partially offset by decreased production taxes and overhead expenses as a result of the disposition of the Company's Kansas assets in September 2002 and Permian Basin assets in March 2003.

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

        Interest and other expense incurred by Carbon USA decreased 74% from $207,000 for the second quarter of 2002 to $54,000 for 2003. The decrease was due primarily to decreased average debt balances in the second quarter of 2003 relative to 2002 due to the disposition of the Company's assets in the Permian Basin in March 2003 and the utilization of proceeds from the disposition to repay borrowings under the Company's U.S. credit facility.

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

        DD&A expense incurred by Carbon USA was $392,000 or $.75 per Mcfe for the second quarter of 2003 compared to $1.0 million or $1.15 per Mcfe for 2002. The decreased rate is primarily due to the ceiling test impairment recorded by the Company in the second quarter of 2002 and a reduction to the full cost pool in the U.S. resulting from the disposition of the Company's assets in the Permian Basin in March 2003.

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

        A non-cash ceiling test impairment of the Company's full cost pool was recorded in the second quarter of 2002 because the capitalized cost of its oil and natural gas reserves in the United States and Canada exceeded the ceiling limitation established for those reserves. The United States Securities and Exchange Commission (SEC) requires that public companies utilizing the full cost method of accounting for oil and gas properties perform a ceiling test at the end of each quarterly reporting period. The ceiling test limitation requires that capitalized costs less related accumulated depletion and deferred income taxes may not exceed the sum of the present value of future net revenue from estimated production of proved oil and gas reserves using a 10% discount factor and unescalated oil and gas prices and costs as of the end of the period; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. Under the SEC guidelines, the natural gas and oil prices used to determine the future value of the Company's oil and gas reserves are based on posted prices on the last day of the reporting period (with consideration of price changes only to the extent provided by contractual arrangements). The Company's ceiling test reflected the use of hedge adjusted prices in accordance with SEC guidelines.

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

        On a consolidated basis, the effective tax rate of 109% for the second quarter of 2003 was primarily due to the deferred tax valuation allowance of $296,000 recorded by Carbon USA and the consolidation of Carbon's two reportable segments in which one reportable segment (Carbon USA) was in a net loss position and had a comparatively lower effective tax rate than its other reportable segment (Carbon Canada), which was in a net income position.

        The following table and discussion present comparative revenue, production volumes, average sales prices, expenses and the percentage change between periods for the six months ended June 30, 2003 and 2002 for the Company's United States and Canadian operations.

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

        Revenues from oil and gas sales of Carbon USA for the first six months of 2003 were $5.1 million compared to $4.8 million, a 4% increase from 2002. The increase was due primarily to increased oil and natural gas prices, partially offset by decreased oil, liquids and natural gas production due to the disposition of the Company's Kansas assets in September 2002 and Permian Basin assets in March 2003.

        Revenues from oil, liquids and gas sales of Carbon Canada for the first six months of 2003 were $7.2 million compared to $3.5 million, a 107% increase from 2002. The increase was due primarily to increased oil, liquids and natural gas prices and an increase in oil, liquids and natural gas production.

        Average production in the United States for the first six months of 2003 was 161 barrels of oil and liquids per day and 6.4 million cubic feet (MMcf) of gas per day, a decrease of 28% from the same period in 2002 on a Mcf equivalent (Mcfe) basis where one barrel of oil or liquids is equal to six Mcf of gas. The decrease in production was primarily due to the disposition of the Company's Kansas assets in September 2002 and Permian Basin assets in March 2003. Exclusive of these disposed assets, average production in the United States for the first six months of 2003 increased 3% on a Mcfe basis compared to 2002. During the first six months of 2003, Carbon USA participated in the drilling of one gross (.1 net) oil well and two gross (1.5 net) gas wells compared to three gross (.2 net) oil wells during the first six months of 2002.

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

        Other production costs incurred by Carbon USA, consisting primarily of severance taxes, gathering and processing fees and production overhead, were $1.9 million for the first six months of 2003 compared to $1.6 million for 2002. The increase was primarily due to increased gathering and processing fees and increased production taxes due to increased natural gas and oil and liquids pricing, partially offset by decreased overhead expenses as a result of the disposition of the Company's assets in the Permian Basin in March 2003.

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

        Interest and other expense incurred by Carbon USA decreased 22% from $370,000 for the first six months of 2002 to $290,000 for 2003. The decrease was due primarily to decreased average debt balances in the first six months of 2003 relative to 2002 due to the disposition of the Company's assets in the Permian Basin in March 2003 and the utilization of proceeds from the disposition to repay borrowings under the Company's U.S. credit facility.

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

        DD&A expense incurred by Carbon USA was $2.1 million or $1.14 per Mcfe for the first six months of 2002 compared to $1.1 million or $.86 per Mcfe for 2003. The decreased rate is due primarily to the ceiling test impairment recorded by the Company in the second quarter of 2002 and a reduction to the full cost pool in the U.S. resulting from the disposition of the Company's assets in the Permian Basin in March 2003.

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

        A non-cash ceiling test impairment of the Company's full cost pool was recorded in the second quarter of 2002 because the capitalized cost of its oil and natural gas reserves in the United States and Canada exceeded the ceiling limitation established for those reserves. The United States Securities and Exchange Commission (SEC) requires that public companies utilizing the full cost method of accounting for oil and gas properties perform a ceiling test at the end of each quarterly reporting period. The ceiling test limitation requires that capitalized costs less related accumulated depletion and deferred income taxes may not exceed the sum of the present value of future net revenue from estimated production of proved oil and gas reserves using a 10% discount factor and unescalated oil and gas prices and costs as of the end of the period; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. Under the SEC guidelines, the natural gas and oil prices used to determine the future value of the Company's oil and gas reserves are based on posted prices on the last day of the reporting period (with consideration of price changes only to the extent provided by contractual arrangements). The Company's ceiling test reflected the use of hedge adjusted prices in accordance with SEC guidelines.

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

        On a consolidated basis, the effective tax rate of 52% for the first six months of 2003 was primarily due to the deferred tax valuation allowance of $290,000 recorded by Carbon USA and the consolidation of Carbon's two reportable segments in which one reportable segment (Carbon USA) was in a net loss position and had a comparatively lower effective tax rate than its other reportable segment (Carbon Canada), which was in a net income position.

Liquidity and Capital Resources

        At June 30, 2003, the Company had $55.7 million of assets. Total capitalization was $38.5 million, consisting of 58% stockholders' equity and 42% debt.

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

        On March 24, 2003, Carbon USA closed on the sale of its interest in oil and gas properties located primarily in the Permian Basin of southeast New Mexico. Net proceeds from the sale, after normal closing adjustments, were $14.4 million. The Company initially utilized the proceeds to repay borrowings under the Company's U.S. credit facility and anticipates utilizing the resulting additional borrowing capacity to fund its future exploration and development drilling program in the Piceance and Uintah Basins.

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

        The table below sets forth the Company's contractual obligations at June 30, 2003 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
Contractual Obligations	Less than 1 Year	1 - 3 Years	4 - 5 Years
Revolving credit facilities	$—	$16,343	$—
Operating leases	287	235	—
Transporation agreements	130	62	—

	$417	$16,640	$—

Disclosures Regarding Forward-Looking Statements

        All statements contained in this filing that are not historical facts are forward-looking statements. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration expenditures, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and natural gas, business strategies, expansion and growth of the Company's operations, cash flow and anticipated liquidity, prospect development and property acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to be correct. Factors that could cause actual results to differ materially are described, among other places, in the Marketing, Competition, Government Regulation, Environmental Regulation and Operating Hazards sections of the Company's Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2002 and under "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors include, but are not limited to, general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, and regulatory developments. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company undertakes no obligation to update any forward-looking statements to reflect future events or developments.

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

        At June 30, 2003, all of the Company's United States gas production is in Colorado and Utah. Since March 2002, natural gas prices for production in these areas have been unusually low relative to the rest of the producing areas in the United States. Reduced regional seasonal demand and inadequate pipeline transportation capacity linking Carbon's production in the Piceance and Uintah Basins to consuming regions are principal factors contributing to the large price differentials. While there is the prospect of additional pipeline capacity out of the region which is expected to help alleviate the high price differentials received by Rocky Mountain gas producers, continued volatility is expected to affect the price received for natural gas produced by Carbon in the United States and Canada.

        The Company may use certain financial instruments including swaps, collars, futures and other contracts in an attempt to reduce exposure to fluctuations in the price of oil and natural gas by establishing fixed prices or hedges for its oil and natural gas production. Hedging the Company's oil and natural gas production may limit the Company's exposure to price declines or limit the benefit of price increases. Risks associated with the practice of hedging include counterparty credit risk, Carbon's inability to deliver required physical volumes of oil and gas which support the Company's hedges, inefficient hedges, basis risk, inability to liquidate hedge positions if desired and other unforeseen economic factors.

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

Item 4. CONTROLS AND PROCEDURES

        The Company's management, with the participation of the Company's principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003. Based upon this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Exchange Act.

        There were not any changes in the Company's internal control over financial reporting that occurred during the Company's quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1-5	Not applicable.
Item 6	(a)	Exhibits
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
	32.1	Certification of Chief Executive Officer, dated September 15, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
	32.2	Certification of Chief Financial Officer, dated September 15, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
	(b)	Reports on Form 8-K
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
(iii)
A report on Form 8-K, filed with the Securities and Exchange commission on May 16, 2003, regarding the May 15, 2003 press release announcing the Company's financial results for the three months ended March 31, 2003.

*
Filed or furnished herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON ENERGY CORPORATION Registrant
Date: September 15, 2003	By:	/s/ PATRICK R. MCDONALD President and Chief Executive Officer
Date: September 15, 2003	By:	/s/ KEVIN D. STRUZESKI Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, dated September 15, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, dated September 15, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.